Form 10-Q
period 2012-01-31
Anpulo Food, Inc.
filed 2012-03-15
CIK 1500366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 000-54215

ANPULO FOOD, INC.
(Exact name of registrant as specified in Charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

Hangkonglu, Xiangfengzhen, Laifengxian, Hubei China
(Address of principal executive offices)	(Zip Code)

(86) 718 628 8576
 (Registrant’s telephone number, including area code)

EUROPA ACQUISITION VII, INC.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 15, 2012: 100,000 shares of common stock.

ANPULO FOOD, INC.

FORM 10-Q

January 31, 2012

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

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Anpulo Food, Inc. (fka Europa Acquisition VII, Inc.) “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ANPULO FOOD, INC.
(f/k/a EUROPA ACQUISITION VII, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2012 (UNAUDITED) AND JULY 31, 2011

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JANURY 31, 2012 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)

PAGES	6- 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Anpulo Food, Inc.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	January 31, 2012	July 31, 2011
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$1,935	$8,407
Loan Payable Related Party	4,067	2,433
Total Liabilities	6,002	10,840

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 500,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 100,000 and 100,000 issued and outstanding respectively	100	100
Additional paid-in capital	21,813	4,500
Deficit accumulated during the development stage	(27,915)	(15,440)
Total Stockholders' Deficiency	(6,002)	(10,840)

Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

Anpulo Food, Inc.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended January 31, 2012	For The Three Months Ended January 31, 2011	For The Six Months Ended January 31, 2012	For The Six Months Ended January 31, 2011	For the Period from July 30, 2010 (Inception) to January 31, 2012

Operating Expenses
Professional fees	$7,700	$1,525	$9,050	$4,200	$19,890
Compensation Expense	600	-	1,500	-	6,100
General and administrative	675	1,800	1,925	1,800	1,925
Total Operating Expenses	8,975	3,325	12,475	6,000	27,915

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8,975)	(3,325)	(12,475)	(6,000)	(27,915)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(8,975)	$(3,325)	$(12,475)	$(6,000)	$(27,915)

Net Loss Per Share - Basic and Diluted	$(0.09)	$(0.03)	$(0.12)	$(0.06)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000	100,000	100,000

See Accompanying Notes to Condensed Unaudited Financial Statements

Anpulo Food, Inc.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from July 30, 2010 (Inception) to January 31, 2012
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founders ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ended July 31, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, July 31, 2010`	-	-	100,000	100	900	(2,250)	(1,250)

In-Kind Contribution of Services					3,600		3,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(13,190)	(13,190)

Balance, July 31, 2011	-	-	100,000	100	4,500	(15,440)	(10,840)

In-Kind Contribution of Services					1,200		1,200

Loans forgiven by principal stockholder	-	-	-	-	4,433	-	4,433

Payment of accounts payable and debt forgiveness by a related party on Company's behalf	-	-	-	-	11,680	-	11,680

Net loss for the six months ended January 31, 2012	-	-	-	-	-	(12,475)	(12,475)

Balance, January 31, 2012	-	-	100,000	$100	$21,813	$(27,915)	$(6,002)

See Accompanying Notes to Condensed Unaudited Financial Statements

Anpulo Food, Inc.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from
	For The Six Months Ended	For The Six Months Ended	July 30, 2010 (Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012
Cash Flows From Operating Activities:
Net Loss	$(12,475)	$(6,000)	$(27,915)
Adjustments to reconcile net loss to net cash used in operations
In-Kind Contribution of Services	1,200	1,800	5,800
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(6,472)	4,200	1,935
Net Cash Used In Operating Activities	(17,747)	-	(20,180)

Cash Flows From Financing Activities:
Increase in loan payable - related party	6,067	-	8,500
Contribution of capital by principal stockholder	11,680		11,680
Net Cash Provided by Financing Activities	17,747		20,180

Net Increase in Cash
Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

On January 31, 2012, the Company's principal stockholder forgave loans of $4,433 upon completion of the change in control.  The forgiven loans were treated as contribution to additional paid in capital.

See Accompanying Notes to Condensed Unaudited Financial Statements

ANPULO FOOD, INC.
(f/k/a EUROPA ACQUISITION VII, INC.)
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
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

Anpulo Food (f/k/a Europa Acquisition VII, Inc.) (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 30, 2010.  The Company was organized to provide business services and financing to emerging growth entities.

Effective February 9, 2012, the Company filed with the State of Nevada Certificate of Amendment of Certificate of Incorporation changing our name from Europa Acquisition VII, Inc., to Anpulo Food, Inc.  (See Note 2(C )).

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

ANPULO FOOD, INC.
(f/k/a EUROPA ACQUISITION VII, INC.)
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2012 and July 31, 2011, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of January 31, 2012 and 2011, there were no common share equivalents outstanding.

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

ANPULO FOOD, INC.
(f/k/a EUROPA ACQUISITION VII, INC.)
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

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

ANPULO FOOD, INC.
(f/k/a EUROPA ACQUISITION VII, INC.)
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

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

ANPULO FOOD, INC.
(f/k/a EUROPA ACQUISITION VII, INC.)
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On  July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3).

(B) In-Kind Contribution

For the six months ended January 31, 2012, two (2) shareholders of the company contributed services having a fair value at $1,200 (See Note 3).

For the year ended July 31, 2011, two (2) shareholders of the company contributed services having a fair value at $3,600 (See Note 3).

(C) Amendment to Articles of Incorporation

On February 9, 2012, the Company amended its Articles of Incorporation to change its name to Anpulo Food, Inc (See Note 6 and 1A).

On February 9, 2012 the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 500,000  preferred shares and 1,000,000,000 common shares at a par value of $0.001 per share, with class and series designations, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time (See Note 6).

(D) Cash contributed on Company’s behalf

As of January 31, 2012, a stockholder forgave loans of $4,433 and this was recorded by the Company as contributed capital (See Note 3 and 4)

(E) Expenses paid on Company’s’ behalf

During the six months ended January 31, 2012, the principal stockholder paid $11,680 of accounts payable on the Company’s behalf, which was recorded as an in kind contribution of capital. (See Note 4)

ANPULO FOOD, INC.
(f/k/a EUROPA ACQUISITION VII, INC.)
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

NOTE 3	RELATED PARTY TRANSACTION

For the six months ended January 31, 2012, two (2) shareholders of the company contributed services having a fair value at $1,200 (See Note 2 (B )).

During the six months ended January 31, 2012, Europa Capital (a related party) paid expenses of $2,000 on behalf of the Company in exchange for a non-interest bearing note. During the year ended July 31, 2011, Europa Capital (a related party) paid $2,433 in legal expenses and filing fees on behalf of the Company. This was recorded as a related party loan payable. (See Note 4) . As of January 31, 2012, the principal stockholder forgave the loans of $4,433 and this was recorded by the Company as contributed capital (See Note 2(D) and4).

On July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 2(A)).

For the year ended July 31, 2011, two (2) shareholders of the company contributed services having a fair value at $3,600 ( See Note 2(B)).

NOTE 4	LOAN PAYABLE – RELATED PARTY

During the six months ended January 31, 2012, Europa Capital (a related party) paid expenses of $2,000 on behalf of the Company in exchange for a non-interest bearing note. . During the year ended July 31, 2011, Europa Capital (a related party) paid expenses of $2,433 on behalf of the Company in exchange for a non-interest bearing note. As of January 31, 2012, the principal stockholder forgave the loans of $4,433 and this was recorded by the Company as contributed capital  (See Note 2(D) and 3).

During the six months ended January 31, 2012, the principal stockholder paid $11,680 of accounts payable on the Company’s behalf, which was recorded as an in kind contribution of capital. (See Note 2(E))

During the six months ended January 31, 2012, a related party paid expenses of $4,067 on behalf of the Company in exchange for a non-interest bearing note. The note is due on demand and as of January 31, 2012, $4,067 was due.

ANPULO FOOD, INC.
(f/k/a EUROPA ACQUISITION VII, INC.)
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $27,915 from inception and a working capital and stockholders’ deficiency of $6,002 at January 31, 2012 and used $20,180 of cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENTS

On February 9, 2012, the Company amended its Articles of Incorporation to change its name to Anpulo Food, Inc (See Note 2(C) and 1A ).

On February 9, 2012 the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 500,000  preferred shares and 1,000,000,000 common shares at a par value of $0.001 per share, with class and series designations, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time (See Note 2(C )).

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

Our sole officers and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Change In Control Of Registrant

On February 1, 2012, Peter Coker resigned from his positions as the Company’s President and Director of the Company and Wenping Luo was appointed the Company’s President, CEO, and sole Director.

Results of Operation

We have not had any operating income since inception. For the six months ended January 31, 2012 and January 31, 2011 we incurred a net loss of $12,475 and $6,000. Since inception we have incurred a net loss of $27,915. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At January 31, 2012, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $27,915 from inception and a working capital and stockholders’ deficiency of $6,002 at January 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of January 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)  Exhibits

Exhibit Number		Description
31.1		Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

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

ANPULO FOOD, INC.

Dated: March 15, 2012	By:	/s/Wenping Luo
Wenping Luo
President and Director (Principal Executive Officer and Principal Financial Officer)