Form 10-K
period 2012-07-31
Anpulo Food, Inc.
filed 2012-10-23
CIK 1500366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

OR

☐ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-54216

Anpulo Food, Inc.
(Exact name of registrant as specified in its charter)

British Virgin Islands
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Hangkonglu, Xiangfengzhen, Laifengxian, Hubei, China	N/A
(Address of principal executive offices)	(Zip Code)

(86) 718 628 8576
(Registrant’s telephone number, including area code)

 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒     No  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2012: None.

As of October 17, 2012, there were 100,000 shares of the registrant’s common stock outstanding.

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

CERTAIN TERMS USED IN THIS REPORT

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” and the “Company” are to Anpulo Food, Inc. (formerly known as Europa Acquisition VII, Inc.) and references in this report to “SEC” are to the Securities and Exchange Commission

PART I

Item 1.	Business.

The Company was incorporated in the State of Nevada on July 30, 2010.   The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  Since inception, the Company has been engaged in organizing efforts and obtaining initial financing.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. On February 9, 2012, we changed our name from Europa Acquisition VII, Inc. to Anpulo Food, Inc. and increased the Company’s authorized shares of common stock par value $0.001 from one hundred million (100,000,000) to one billion (1,000,000,000) shares and preferred stock par value $0.001 from ten million (10,000,000) to five hundred million (500,000,000) shares.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Wenping Luo, our sole officer and director. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;
●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
●	Strength and diversity of management, either in place or scheduled for recruitment;
●
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
●	The extent to which the business opportunity can be advanced;
●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
●	Other relevant factors.

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

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  Notwithstanding same since we currently have only one shareholder, we intend to provide our shareholder with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition.

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

We presently have no employees apart from our sole officer and director. Our sole officer and director is engaged in outside business activities and anticipated to devote very limited time to our business until the acquisition of a successful business opportunity has been identified. Our current sole officer and director and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than five (5) hours per month. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

The Company neither rents nor owns any properties.  We utilize the office space and equipment of our sole officer and director at no cost. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No established public trading market exists for the Company’s common stock. Our common stock is not listed or quoted on a publicly-traded market. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Holders

As of October 17, 2012, there was one stockholder of record holding an aggregate of 100,000 shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any compensation plans under which equity securities of the Company are authorized for issuance. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

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

Recent Developments

Change in Control of Registrant

On February 1, 2012 the Company, its shareholders and a purchaser entered into a Stock Purchase Agreement (the “Purchase Agreement”). In accordance with the Purchase Agreement the existing stockholders sold all 100,000 shares of stock they held in the Company to the Purchaser for $25,000. The Company did not receive any proceeds from the transaction. However, control of the Company and its management changed to that of the purchaser. In accordance with the terms of the agreement the Company at the closing of the Purchase Agreement had no assets and liabilities.

On February 1, 2012, Peter Coker resigned from his positions as the Company’s President and Director of the Company and Wenping Luo, the purchaser in the aforementioned Purchase Agreement, was appointed the Company’s President, CEO, and sole Director.

Name Change and Increase of Authorized Shares

On February 9, 2012, the board of directors and a majority of the shareholders of the Company approved the name change of the Company from Europa Acquisition VII, Inc. to Anpulo Food, Inc. and an increase in authorized shares of common stock par value $0.001 from one hundred million (100,000,000) to one billion (1,000,000,000) shares and an increase in preferred stock par value $0.001 from ten million (10,000,000) to five hundred million (500,000,000) shares. On February 10, 2012, the Company amended Article 1 of its Articles of Incorporation to change the Company’s name to Anpulo Food, Inc. and to increase the authorized common and preferred shares.

Results of Operation

We did not have any operating income from inception through July 31, 2012. For the period from inception through July 31, 2012, we have incurred a net loss of $60,807. Expenses for the period from inception through July 31, 2012 were comprised of costs mainly associated legal, accounting and compensation expenses. For the fiscal years ended July 31, 2012 and 2011, we recognized a net loss of $45,367 and $13,190. Expenses for the fiscal years ended July 31, 2012 and 2011 were comprised of costs mainly associated with legal, accounting and compensation expenses.

Liquidity and Capital Resources

At July 31, 2012 and 2011, we had cash of $0. We intend to rely upon the issuance of common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company.  However, our shareholder is under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $45,367 and $13,190, respectively, for the fiscal years ended July 31, 2012 and 2011.  Cash used in operating activities during the fiscal year ended July 31, 2012 and 2011 was $49,539 and $2,433.  As of July 31, 2012 and 2011, we had a stockholders’ deficiency of $38,894 and $10,840.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Wenping Luo supervises the search for target companies as potential candidates for a business combination. Wenping Luo will pay, at his own expense, any costs he incurs in supervising the search for a target company, although he is under no obligation to do so. Wenping Luo may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

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

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Off Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data.

ANPULO FOOD, INC.
 (f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF JULY 31, 2012 AND 2011

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JULY 31, 2012

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JULY 31, 2012

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JULY 31, 2012

PAGES	F-7 - F-12	NOTES TO AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Anpulo Food, Inc.

We have audited the accompanying balance sheet of Anpulo Food, Inc. (a Development Stage Company) (the “Company”) as of July 31, 2012 and the related statement of operations, changes in stockholders’ deficiency and cash flow for the year ended July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period July 30, 2010 (Date of Inception) to July 31, 2012 include amounts for the period July 30, 2010 (Date of Inception) to July 31, 2011. Our opinion, insofar as it relates to the amounts included for the period July 30, 2010 (Date of Inception) to July 31, 2011, is based solely on the report of the other auditors. The other auditors’ reports, dated various dates, expressed unqualified opinions. The other auditors reports have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The financial statements for the period July 30, 2010 (Date of Inception) to July 31, 2011 reflect a development stage net loss.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anpulo Food, Inc. as of July 31, 2012 and the results of its operations and its cash flow for the year ended July 31, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ Sherb& Co., LLP
Certified Public Accountants

New York, NY
October 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Europa Acquisition VII, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Europa Acquisition VII, Inc. (a development stage company) (the “Company”) as of July 31, 2011 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended July 31, 2011 and the period from July 30, 2010 (inception) to July 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Europa Acquisition VII, Inc. (a development stage company) as of July 31, 2011 and the results of its operations and its cash flows for the year ended July 31, 2011 and the period from July 30, 2010 (inception) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company is in the development stage with limited operations, a net loss of $15,440 from inception and a working capital and stockholders' deficiency of $10,840 as of July 31, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Webb & Company, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
October 27, 2011

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	July 31,
	2012	2011
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$3,035	$8,407
Loan payable – related party	35,859	2,433
Total Liabilities	38,894	10,840

Stockholders’ Deficiency:
Preferred stock ($0.001 par value, 500,000,000 shares
authorized, none shares issued and outstanding on July 31, 2012 and 2011)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares
authorized, 100,000 shares issued and outstanding on July 31, 2012 and 2011)	100	100
Additional paid in capital	21,813	4,500
Deficit accumulated during the development stage	(60,807)	(15,440)
Total Stockholders’ Deficiency	(38,894)	(10,840)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended July 31,		For the Period from July 30, 2010 (Inception) to July 31, 2012
	2012	2011
Operating expenses
Professional fees	$35,874	$9,590	$46,714
General and administrative	9,493	3,600	14,093
Total operating expenses	45,367	13,190	60,807

Loss from operations before income taxes	(45,367)	(13,190)	(60,807)
Provision for income taxes	-	-	-
Net loss	$(45,367)	$(13,190)	$(60,807)

Basic and diluted weighted average shares	100,000	100,000
Basic and diluted loss per share	$(0.45)	$(0.13)

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency
	Share	Amount	Share	Amount

Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000
Net loss for the one day period ending July 31, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, July 31, 2010	-	-	100,000	100	900	(2,250)	(1,250)
In kind of contribution of services	-	-	-	-	3,600	-	3,600
Net loss for the year ending July 31, 2011	-	-	-	-	-	(13,190)	(13,190)
Balance, July 31, 2011	-	-	100,000	100	4,500	(15,440)	(10,840)
In kind of contribution of services	-	-	-	-	1,200	-	1,200
Loans forgiven by principal stockholder	-	-	-	-	4,433	-	4,433
Payment of accounts payable and debt forgiveness by a related party on Company’s behalf	-	-	-	-	11,680	-	11,680
Net loss for the year ending July 31, 2012	-	-	-	-	-	(45,367)	(45,367)

Balance, July 31, 2012	-	$-	100,000	$100	$21,813	$(60,807)	$(38,894)

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,		For the Period from July 30, 2010 (Inception) to July 31, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,367)	$(13,190)	$(60,807)
Adjustments to reconcile net loss to net cash
used in operating activities:
In kind of contribution of services	1,200	3,600	5,800
Changes in operating assets and liabilities:
Accounts payable	(5,372)	7,157	3,035
Net cash used in operating activities	(49,539)	(2,433)	(51,972)
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital by principal stockholder	13,680	-	16,113
Proceeds from loan payable – related party	35,859	2,433	35,859
Net cash provided by financing activities	49,539	2,433	51,972
NET INCREASE IN CASH	-	-	-
CASH, BEGINNING OF YEAR	-	-	-
CASH, END OF YEAR	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-	$-
Income tax paid	$-	$-	$-
Loan forgiven by principal stockholders and related party	$16,113	$-	$16,113

See accompanying notes financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

Anpulo Food (f/k/a Europa Acquisition VII, Inc.) (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 30, 2010. The Company was organized to provide business services and financing to emerging growth entities.

On February 1, 2012, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) whereby the holders (the “Seller”) of all the common stock of the Company sold their shares to an individual (the “Buyer”) who is now in control of the Company. The Buyer subsequent to the Purchase agreement was appointed by the board of directors as the Company’s new Chief Executive Officer, Chief Financial Officer and Secretary and sole director pursuant to a written consent of directors. The Seller in conjunction with the Purchase Agreement resigned as the Company’s director, President and Secretary.

Effective February 9, 2012, the Company filed with the State of Nevada Certificate of Amendment of Certificate of Incorporation changing our name from Europa Acquisition VII, Inc., to Anpulo Food, Inc.

On June 25, 2012, the Company redomiciled from the State of Nevada to British Virgin Islands.

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

Activities during the development stage include developing a business plan and raising capital. Until a Business Combination is completed, the sole stockholder anticipates funding the Company’s operating costs through the completion of a Business Combination. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2—DEVELOPMENT STAGE COMPANY

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $38,894 and an accumulated deficit of $60,807 as of July 31, 2012 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will depend almost exclusively on outside capital to complete the development of a business plan. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company.

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

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

Cash

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2012 and 2011, the Company had no cash equivalents.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	For the Year Ended July 31,
	2012	2011
Expected income tax recovery (expense) at the statutory rate of 34%	$(15,425)	$(4,485)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	408	1,224
Change in valuation allowance	15,017	3,261
Provision for income taxes	$-	$-

The components of deferred income taxes are as follow:
	For the Year Ended July 31,
	2012	2011
Deferred income tax asset:
Net operating loss carryforwards	$18,703	$3,686
Valuation allowance	(18,703)	(3,686)
Deferred income taxes	$-	$-

As of July 31, 2012, the Company has a net operating loss carryforward (“NOL”) of approximately $55,000 available to offset future taxable income through 2032. The NOL is limited under Section 382 of the Internal Revenue Code of 1986 if a change in control or ownership should occur. The increases in the valuation allowance at July 31, 2012 and 2011 from their immediate prior year end was $15,017 and $3,261, respectively.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended July 31, 2012 and 2011. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4—LOAN PAYABLE – RELATED PARTY

During the year ended July 31, 2012, Europa Capital (a related party of the former principal shareholder) paid expenses of $2,000 on behalf of the Company in exchange for a non-interest bearing note. During the year ended July 31, 2011, Europa Capital (a related party) paid $2,433 in legal expenses and filing fees on behalf of the Company. This was recorded as a related party loan payable. As of July 31, 2012, the Europa Capital (a related party of the former principal shareholder) forgave the loans of $4,433 and this was recorded by the Company as contributed capital.

During the year ended July 31, 2012, the former principal stockholder paid $11,680 of accounts payable on the Company’s behalf, which was recorded as an in kind contribution of capital.

During the year ended July 31, 2012, two related parties of the new principal shareholder subsequent to the Purchase Agreement, advanced $35,859 in accounting, legal, and filing expenses on behalf of the Company in exchange for a non-interest bearing note which is due on demand.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 5—STOCKHOLDERS’ DEFICIENCY

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

Loan Forgiven by Principal Stockholder on Company’s behalf

As of July 31, 2012, Europa Capital (a related party of the former controlling stockholders prior to the Purchase Agreement) forgave loans of $4,433 and this was recorded by the Company as contributed capital.

Expenses paid on Company’s’ behalf

During the year ended July 31, 2012, the former controlling stockholders (prior to the Purchase Agreement) assumed responsibility for $11,680 of accounts payable on the Company’s behalf, which was recorded as an in kind contribution of capital.

In-Kind Contribution

For the years ended July 31, 2012 and 2011, two (2) shareholders (former controlling stockholders prior to the Purchase Agreement) of the Company contributed services having a fair value at $1,200 and $3,600, respectively.

NOTE 6—GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $60,807 from inception, a working capital deficit and stockholders’ deficiency of $38,894 and $10,840 at July 31, 2012 and 2011, and used $51,972 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous Independent Accountants

On June 7, 2012, we dismissed Webb & Company, P.A. as our independent accountant. The reports of Webb & Company, P.A. on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change independent accountants was approved by our board of directors on June 7, 2012.

During our two most recent fiscal years and through the date of this Annual Report on Form 10-K, we have had no disagreements with Webb & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Webb & Company, P.A., would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of this Annual Report on Form 10-K, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

We have provided Webb & Company, P.A. with a copy of this disclosure before its filing with the SEC. We have requested the Webb & Company, P.A. furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated June 13, 2012 is filed as Exhibit 16.1 to our Current Report on Form 8-K filed on June 13, 2012.

New Independent Accountants

Our board of directors appointed Sherb & Co., LLP as our new independent registered public accounting firm as of June 7, 2012. During the two most recent fiscal years and through the date of our engagement, we did not consult with Sherb & Co., LLP regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Item 9A.	Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon his controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are not effective as of the end of the period covered by this report, due to a material weakness identified below.

Management’s Report of Internal Control over Financial Reporting.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of July 31, 2012, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is the name of our sole director and officer.

Name	Age	Position Held
Wenping Luo	43	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Wenping Luo, age 43, has over 20 years of experience in business development, marketing, and enterprise building. Mr. Luo has been the founder and chairman of Anpulo Food Development Co., Ltd. Since 2005 Anpulo Food Development Company engages in the processing and distribution of meat and food products in the People's Republic of China. Between 1998 and 2005, Mr. Luo was the chairman of Yunxin Auto Service Co., Ltd. Mr. Luo received his college degree from Wuhan University.

Mr. Wenping Luo serves as Chief Executive Officer, Chief Financial Officer and Secretary at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.Mr. Wenping Luo shall serve as our director until the next annual meeting of stockholders or until his prior death, resignation or removal and until any successors are duly elected and have qualified.

There is no arrangement or understanding between Mr. Luo and any other person pursuant to which he was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current director to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Mr. Luo and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than five (5) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Audit Committee and Financial Expert

We do not have an Audit Committee. Mr. Luo, the sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no business operations, management believes the services of a financial expert are not warranted.

Certain Legal Proceedings

To the best of our knowledge, our sole director and executive officer has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
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

●
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
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

●
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

●
Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based on a review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended July 31, 2012, other than as set forth below.

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Peter Reichard	2	0	2
Peter Coker	1	0	1
Wenping Luo	1	0	1

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

Neither our current nor our former officers and directors have received any compensation for services rendered to us, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of July 31, 2012.

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

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee. Mr. Luo, our sole director and officer, also serves, or has served, as a director or officer of the issuers set forth in the chart above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of October 17, 2012 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Wenping Luo President, Chief Executive Officer, Chief Financial Officer, and Director	100,000	100%
All directors and executive officers as a group (1 person)	100,000	100%

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

There have been no transactions since the beginning of the last fiscal year ended July 31, 2011, nor are there any currently proposed transactions, in which the Company was a participant and the amount exceeds $120,000 and in which any “related person” as such term is defined in Item 404 of Regulation S-K promulgated by the SEC had or will have a direct or indirect material interest.

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

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended July 31, 2012 and 2011, we were billed approximately $3,000 and $3,950, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended July 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended July 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2012 and 2011.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or
●
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Report.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 16, 2012.
10.1
Stock Purchase Agreement by and among Europa Acquisition VII, Inc., Peter Reichard, Peter Coker, and Wenping Luo entered into on February 1, 2012, incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 7, 2012.

16.1	Letter to the Securities and Exchange Commission from Webb & Company, P.A., dated June 13, 2012, incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed on June 13, 2012.
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANPULO FOOD, INC.

October 22, 2012	By:	/s/Wenping Luo
Wenping Luo President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Wenping Luo	President, Chief Executive Officer, Chief Financial Officer and Director	October 22, 2012

Wenping Luo