Form 10-Q
period 2012-10-31
Anpulo Food, Inc.
filed 2012-12-11
CIK 1500366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 000-54216

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 10, 2012, there were 100,000 shares, $0.001 par value per share, of common stock issued and outstanding.

Table of Contents

ANPULO FOOD, INC.

FORM 10-Q

October 31, 2012

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

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Anpulo Food, Inc. (f/k/a Europa Acquisition VII, Inc.). “SEC” refers to the Securities and Exchange Commission.

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	October 31, 2012	July 31, 2012
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$535	$3,035
Loan payable – related party	48,754	35,859
Total Liabilities	49,289	38,894

Stockholders’ Deficiency:
Preferred stock ($0.001 par value, 500,000,000 shares authorized, none shares
issued and outstanding on October 31 and July 31, 2012)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 100,000
shares issued and outstanding on October 31 and July 31, 2012)	100	100
Additional paid in capital	21,813	21,813
Deficit accumulated during the development stage	(71,202)	(60,807)
Total Stockholders’ Deficiency	(49,289)	(38,894)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended October 31,		For the Period from July 30, 2010 (Inception) to October 31, 2012
	2012	2011
Operating expenses
Professional fees	$6,750	$2,600	$53,464
General and administrative	3,645	900	17,738
Total operating expenses	10,395	3,500	71,202

Other income (expense):
Interest expenses	-	-	-
Total other income (expense)	-	-	-

Loss from operations before income taxes	(10,395)	(3,500)	(71,202)
Provision for income taxes	-	-	-
Net loss	$(10,395)	$(3,500)	$(71,202)

Basic and diluted weighted average shares	100,000	100,000
Basic and diluted loss per share	$(0.10)	$(0.04)

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Period from July 30, 2010 (Inception) to October 31, 2012
 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Stage	Deficiency
Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000
Net loss for the one day period ending July 31, 2010	-	-	-	-	-	(2,250)	(2,250)
Balance, July 31, 2010	-	-	100,000	100	900	(2,250)	(1,250)
In kind of contribution of services	-	-	-	-	3,600	-	3,600
Net loss for the year ending July 31, 2011	-	-	-	-	-	(13,190)	(13,190)
Balance, July 31, 2011	-	-	100,000	100	4,500	(15,440)	(10,840)
In kind of contribution of services	-	-	-	-	1,200	-	1,200
Loans forgiven by principal stockholder	-	-	-	-	4,433	-	4,433
Payment of accounts payable and debt forgiveness by a related party on Company’s behalf	-	-	-	-	11,680	-	11,680
Net loss for the year ending July 31, 2012	-	-	-	-	-	(45,367)	(45,367)
Balance, July 31, 2012	-	-	100,000	100	21,813	(60,807)	(38,894)
Net loss for the three months ending October 31, 2012	-	-	-	-	-	(10,395)	(10,395)
Balance, October 31, 2012	-	$-	100,000	$100	$21,813	$(71,202)	$(49,289)

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

STATEMENTS OF CASH FLOWS
 (UNAUDITED)
	For the Three Months Ended October 31,		For the Period from July 30, 2010 (Inception) to October 31, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,395)	$(3,500)	$(71,202)
Adjustments to reconcile net loss to net cash
used in operating activities:
In kind of contribution of services	-	900	5,800
Changes in operating assets and liabilities:
Accounts payable	(2,500)	600	535
Net cash used in operating activities	(12,895)	(2,000)	(64,867)
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital by principal stockholder	-	-	16,113
Proceeds from loan payable – related party	12,895	2,000	48,754
Net cash provided by financing activities	12,895	2,000	64,867
NET INCREASE IN CASH	-	-	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-	$-
Income tax paid	$-	$-	$-
Loan forgiven by principal stockholders and related party	$-	$-	$16,113

See accompanying notes financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

Anpulo Food, Inc. (f/k/a Europa Acquisition VII, Inc.) (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 30, 2010. The Company was organized to provide business services and financing to emerging growth entities.

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

NOTE 2—DEVELOPMENT STAGE COMPANY

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, “Accounting and Reporting for Development Stage Companies.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $49,289 and an accumulated deficit of $71,202 as of October 31, 2012 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

Interim Financial Statements

These unaudited financial statements as of and for the three months ended October 31, 2012 and 2011, and for the period from July 30, 2010 (Inception) to October 31, 2012, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended July 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on October 23, 2012. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended October 31, 2012 are not necessarily indicative of results for the entire year ending July 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2012 and July 31, 2012, the Company had no cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the first three months ended October 31, 2012 and the years ended July 31, 2012. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of October 31 and July 31, 2012.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4—LOAN PAYABLE – RELATED PARTY

During the three months ended October 31, 2012 and the year ended July 31, 2012, two related parties of the new principal shareholder subsequent to the Purchase Agreement, advanced $12,895 and $35,859, respectively, to pay for accounting, legal, and filing expenses on behalf of the Company in exchange for a non-interest bearing note which is due on demand.

During the year ended July 31, 2012, Europa Capital (a related party of the former principal shareholder) paid expenses of $2,000 on behalf of the Company in exchange for a non-interest bearing note. During the year ended July 31, 2011, Europa Capital (a related party) paid $2,433 in legal expenses and filing fees on behalf of the Company. This was recorded as a related party loan payable as of July 31, 2011. As of July 31, 2012, the Europa Capital (a related party of the former principal shareholder) forgave the loans of $4,433 and this was recorded by the Company as contributed capital.

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

In-Kind Contribution

During the three months ended October 31, 2011 and the year ended July 31, 2012, shareholders (former controlling stockholders prior to the Purchase Agreement) of the Company contributed services having a fair value at $900 and $1,200, respectively.

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

Expenses paid on Company’s behalf

During the year ended July 31, 2012, the former controlling stockholders (prior to the Purchase Agreement) assumed responsibility for $11,680 of accounts payable on the Company’s behalf, which was recorded as an in kind contribution of capital.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6—GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $71,202 from inception, a working capital deficit and stockholders’ deficiency of $49,289 and $38,894 at October 31 and July 31, 2011, and used $64,867 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Results of Operation

We have not had any operating income since inception. For the three months ended October 31, 2012 and 2011 we incurred a net loss of $10,395 and $3,500, respectively. Since inception we have incurred a net loss of $71,202. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At October 31 and July 31, 2012, we had cash of $0. We intend to rely upon the issuance of common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $10,395 and $3,500, respectively, for the three months ended October 31, 2012 and 2011. Cash used in operating activities during the three months ended October 31, 2012 and 2011 was $12,895 and $2,000, respectively. As of October 31 and July 31, 2012, we had a stockholders’ deficiency of $49,289 and $38,894. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Wenping Luo, the sole director and officer of the Company, supervises the search for target companies as potential candidates for a business combination. Wenping Luo will pay, at his own expense, any costs he incurs in supervising the search for a target company, although he is under no obligation to do so. Wenping Luo may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Recently Issued Accounting Pronouncements

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

Off Balance Sheet Items

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	any obligation under certain guarantee contracts,

●	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

●
any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

●
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

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2012. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our assessment and the criteria discussed above, the Company has concluded that, as of October 31, 2012, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

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

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

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

ANPULO FOOD, INC.

December 10, 2012	By	/s/Wenping Luo
Wenping Luo
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)