Form 10-Q
period 2013-01-31
Anpulo Food, Inc.
filed 2013-03-19
CIK 1500366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 12, 2013, there were 100,000 shares, $0.001 par value per share, of common stock issued and outstanding.

Table of Contents

ANPULO FOOD, INC.

FORM 10-Q

January 31, 2013

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

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise indicates, references in this report to the terms “we,” “us,” “our,” and the “Company” refer to Anpulo Food, Inc. (f/k/a Europa Acquisition VII, Inc.).

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	January 31, 2013	July 31, 2012
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$6,881	$3,035
Loan payable – related party	48,754	35,859
Total Liabilities	55,635	38,894

Stockholders’ Deficiency:
Preferred stock ($0.001 par value, 500,000,000 shares authorized, none shares
issued and outstanding on January 31, 2013 and July 31, 2012)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 100,000
shares issued and outstanding on January 31, 2013 and July 31, 2012)	100	100
Additional paid in capital	21,813	21,813
Deficit accumulated during the development stage	(77,548)	(60,807)
Total Stockholders’ Deficiency	(55,635)	(38,894)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,		For the Period from July 30, 2010 (Inception) to January 31,
	2013	2012	2013	2012	2013
Operating expenses
Professional fees	$3,525	$8,300	$10,275	$10,550	$56,989
General and administrative	2,821	675	6,466	1,925	20,559
Total operating expenses	6,346	8,975	16,741	12,475	77,548

Other income (expense):
Interest expenses	-	-	-	-	-
Total other income (expense)	-	-	-	-	-

Loss from operations before income taxes	(6,346)	(8,975)	(16,741)	(12,475)	(77,548)
Provision for income taxes	-	-	-	-	-
Net loss	$(6,346)	$(8,975)	$(16,741)	$(12,475)	$(77,548)

Basic and diluted weighted average shares	100,000	100,000	100,000	100,000
Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.17)	$(0.12)

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Period from July 30, 2010 (Inception) to January 31, 2013
 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Stage	Deficiency
Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000
Net loss for the one day period ending July 31, 2010	-	-	-	-	-	(2,250)	(2,250)
Balance, July 31, 2010	-	-	100,000	100	900	(2,250)	(1,250)
In kind of contribution of services	-	-	-	-	3,600	-	3,600
Net loss for the year ending July 31, 2011	-	-	-	-	-	(13,190)	(13,190)
Balance, July 31, 2011	-	-	100,000	100	4,500	(15,440)	(10,840)
In kind of contribution of services	-	-	-	-	1,200	-	1,200
Loans forgiven by principal stockholder	-	-	-	-	4,433	-	4,433
Payment of accounts payable and debt forgiveness by a related party on Company’s behalf	-	-	-	-	11,680	-	11,680
Net loss for the year ending July 31, 2012	-	-	-	-	-	(45,367)	(45,367)
Balance, July 31, 2012	-	-	100,000	100	21,813	(60,807)	(38,894)
Net loss for the six months ending January 31, 2013	-	-	-	-	-	(16,741)	(16,741)
Balance, January 31, 2013	-	$-	100,000	$100	$21,813	$(77,548)	$(55,635)

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended January 31,		For the Period from July 30, 2010 (Inception) to January 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,741)	$(12,475)	$(77,548)
Adjustments to reconcile net loss to net cash
used in operating activities:
In kind of contribution of services	-	1,200	5,800
Changes in operating assets and liabilities:
Accounts payable	3,846	(6,472)	6,881
Net cash used in operating activities	(12,895)	(17,747)	(64,867)
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital by principal stockholder	-	11,680	16,113
Proceeds from loan payable – related party	12,895	6,067	48,754
Net cash provided by financing activities	12,895	17,747	64,867
NET INCREASE IN CASH	-	-	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-	$-
Income tax paid	$-	$-	$-
Loan forgiven by principal stockholders and related party	$-	$-	$16,113

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

NOTE 2—DEVELOPMENT STAGE COMPANY

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Accounting Standards Codification 915, “Accounting and Reporting for Development Stage Companies.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $55,635 and an accumulated deficit of $77,548 as of January 31, 2013 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim Financial Statements

These unaudited financial statements as of and for the six months ended January 31, 2013 and 2012, and for the period from July 30, 2010 (Inception) to January 31, 2013, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended July 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on October 23, 2012. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended January 31, 2013 are not necessarily indicative of results for the entire year ending July 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2013 and July 31, 2012, the Company had no cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the first six months ended January 31, 2013 and the years ended July 31, 2012. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of January 31, 2013 and July 31, 2012.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4—LOAN PAYABLE – RELATED PARTY

During the six months ended January 31, 2013 and the year ended July 31, 2012, two related parties of the new principal shareholder subsequent to the Purchase Agreement, advanced $48,754 and $35,859, respectively, to pay for accounting, legal, and filing expenses on behalf of the Company in exchange for a non-interest bearing note which is due on demand.

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

In-Kind Contribution

During the six months ended January 31, 2012 and the year ended July 31, 2012, shareholders (former controlling stockholders prior to the Purchase Agreement) of the Company contributed services having a fair value at $1,200 and $1,200, respectively.

During the three months ended January 31, 2012, shareholders (former controlling stockholders prior to the Purchase Agreement) of the Company contributed services having a fair value at $300.

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

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6—GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $77,548 from inception, a working capital deficit and stockholders’ deficiency of $55,635 and $38,894 at January 31, 2013 and July 31, 2012, and used $64,867 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Corporate History

Change in Control of Company

On February 1, 2012, the Company, its shareholders and a purchaser Wenping Luo entered into a Stock Purchase Agreement (the “Purchase Agreement”). In accordance with the Purchase Agreement the existing stockholders sold all 100,000 shares of stock they held in the Company to the purchaser for $25,000. The Company did not receive any proceeds from the transaction.

Concurrently with the Purchase Agreement, on February 1, 2012, Peter Coker resigned from his positions as the Company’s President and Director of the Company, and the purchaser Wenping Luo was appointed as the Company’s President, Chief Executive Officer, and the sole director.

Name Change and Increase of Authorized Shares

On February 9, 2012, the Company’s board of directors and a majority of the shareholders of the Company approved (i) the change of the Company’s name from Europa Acquisition VII, Inc. to Anpulo Food, Inc.; (ii) an increase in authorized shares of the Company’s common stock, par value $0.001 per share, from one hundred million (100,000,000) to one billion (1,000,000,000) shares; and (iii) an increase in the Company’s preferred stock, par value $0.001 per share, from ten million (10,000,000) to five hundred million (500,000,000) shares. On February 10, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation to effect the change of the Company’s name to Anpulo Food, Inc. and increase the authorized shares of common stock and preferred stock.

Redomicile

On June 25, 2012, the Company redomiciled from the State of Nevada to British Virgin Islands.
Results of Operation

We have not had any operating income since inception. For the six months ended January 31, 2013 and 2012 we incurred a net loss of $16,741 and $12,475, respectively. Since inception we have incurred a net loss of $77,548. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At January 31, 2013 and July 31, 2012, we had cash of $0. We intend to rely upon the issuance of common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As discussed above, we incurred a net loss of $16,741 and $12,475, respectively, for the six months ended January 31, 2013 and 2012. Cash used in operating activities during the six months ended January 31, 2013 and 2012 was $12,895 and $17,747, respectively. As of January 31, 2013 and July 31, 2012, we had a stockholders’ deficiency of $55,635 and $38,894. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon his controls evaluation, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that our Disclosure Controls are not effective as of the end of the period covered by this report, due to a material weakness identified below.

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

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of January 31, 2013, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the past fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ANPULO FOOD, INC.

March 15, 2013	By	/s/ Wenping Luo
Wenping Luo
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)