Form 10-Q
period 2013-04-30
Anpulo Food, Inc.
filed 2013-06-10
CIK 1500366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54216

Anpulo Food, Inc.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Hangkonglu, Xiangfengzhen, Laifengxian, Hubei, China	N/A
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 3, 2013, there were 100,000 shares, $0.001 par value per share, of common stock issued and outstanding.

ANPULO FOOD, INC.
FORM 10-Q
April 30, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	April 30, 2013	July 31, 2012
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$3,014	$3,035
Loan payable – related party	54,121	35,859
Total Liabilities	57,135	38,894

Stockholders’ Deficiency:
Preferred stock ($0.001 par value, 500,000,000 shares authorized, none shares issued and outstanding on April 30, 2013 and July 31, 2012)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 100,000 shares issued and outstanding on April 30, 2013 and July 31, 2012)	100	100
Additional paid in capital	21,813	21,813
Deficit accumulated during the development stage	(79,048)	(60,807)
Total Stockholders’ Deficiency	(57,135)	(38,894)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,		For the Period from July 30, 2010 (Inception) to April 30,
	2013	2012	2013	2012	2013
Operating expenses
Professional fees	$1,500	$2,324	$11,775	$12,874	$58,489
General and administrative	-	5,048	6,466	6,973	20,559
Total operating expenses	1,500	7,372	18,241	19,847	79,048

Other income (expense):
Interest expenses	-	-	-	-	-
Total other income (expense)	-	-	-	-	-

Loss from operations before income taxes	(1,500)	(7,372)	(18,241)	(19,847)	(79,048)
Provision for income taxes	-	-	-	-	-
Net loss	$(1,500)	$(7,372)	$(18,241)	$(19,847)	$(79,048)

Basic and diluted weighted average shares	100,000	100,000	100,000	100,000
Basic and diluted loss per share	$(0.02)	$(0.07)	$(0.18)	$(0.20)

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Period from July 30, 2010 (Inception) to April 30, 2013
 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Stage	Deficiency
Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000
Net loss for the one day period ending July 31, 2010	-	-	-	-	-	(2,250)	(2,250)
Balance, July 31, 2010	-	-	100,000	100	900	(2,250)	(1,250)
In kind of contribution of services	-	-	-	-	3,600	-	3,600
Net loss for the year ending July 31, 2011	-	-	-	-	-	(13,190)	(13,190)
Balance, July 31, 2011	-	-	100,000	100	4,500	(15,440)	(10,840)
In kind of contribution of services	-	-	-	-	1,200	-	1,200
Loans forgiven by principal stockholder	-	-	-	-	4,433	-	4,433
Payment of accounts payable and debt forgiveness by a related party on Company’s behalf	-	-	-	-	11,680	-	11,680
Net loss for the year ending July 31, 2012	-	-	-	-	-	(45,367)	(45,367)
Balance, July 31, 2012	-	-	100,000	100	21,813	(60,807)	(38,894)
Net loss for the nine months ending April 30, 2013	-	-	-	-	-	(18,241)	(18,241)
Balance, April 30, 2013	-	$-	100,000	$100	$21,813	$(79,048)	$(57,135)

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For the Nine Months Ended April 30,		For the Period from July 30, 2010 (Inception) to April 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,241)	$(19,847)	$(79,048)
Adjustments to reconcile net loss to net cash used in operating activities:
In kind of contribution of services	-	1,200	5,800
Changes in operating assets and liabilities:
Accounts payable	(21)	3,808	3,014
Net cash used in operating activities	(18,262)	(14,839)	(70,234)
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital by principal stockholder	-	-	16,113
Proceeds from loan payable – related party	18,262	14,839	54,121
Net cash provided by financing activities	18,262	14,839	70,234
NET INCREASE IN CASH	-	-	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-	$-
Income tax paid	$-	$-	$-
Loan forgiven by principal stockholders and related party	$-	$16,113	$16,113

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
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $57,135 and an accumulated deficit of $79,048 as of April 30, 2013 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim Financial Statements

These unaudited financial statements as of and for the nine months ended April 30, 2013 and 2012, and for the period from July 30, 2010 (Inception) to April 30, 2013, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended July 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on October 23, 2012. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended April 30, 2013 are not necessarily indicative of results for the entire year ending July 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2013 and July 31, 2012, the Company had no cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine months ended April 30, 2013 and the years ended July 31, 2012. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of April 30, 2013 and July 31, 2012.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4—LOAN PAYABLE – RELATED PARTY

During the nine months ended April 30, 2013 and the year ended July 31, 2012, related parties of the new principal shareholder subsequent to the Purchase Agreement, advanced $54,121 and $35,859, respectively, to pay for accounting, legal, and filing expenses on behalf of the Company in exchange for a non-interest bearing note which is due on demand.

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

In-Kind Contribution

During the nine months ended April 30, 2013 and the year ended July 31, 2012, shareholders (former controlling stockholders prior to the Purchase Agreement) of the Company contributed services having a fair value at $0 and $1,200, respectively.

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

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6—GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $79,048 from inception, a working capital deficit and stockholders’ deficiency of $57,135 and $38,894 at April 30, 2013 and July 31, 2012, and used $70,234 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Results of Operation

We have not had any operating income since inception. For the nine months ended April 30, 2013 and 2012 we incurred a net loss of $18,241 and $19,847, respectively. Since inception we have incurred a net loss of $79,048. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At April 30, 2013 and July 31, 2012, we had cash of $0. We intend to rely upon the issuance of common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder is under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $18,241 and $19,847, respectively, for the nine months ended April 30, 2013 and 2012. Cash used in operating activities during the nine months ended April 30, 2013 and 2012 was $18,262 and $14,839, respectively. As of April 30, 2013 and July 31, 2012, we had a stockholders’ deficiency of $57,135 and $38,894. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of April 30, 2013, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Document
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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
+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ANPULO FOOD, INC.

Date: June 10, 2013	By	/s/ Wenping Luo
Wenping Luo
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)