Form 10-K
period 2013-07-31
Anpulo Food, Inc.
filed 2013-09-09
CIK 1500366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒     No  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates: None.

As of August 21, 2013, there were 100,000 shares of the registrant’s common stock outstanding.

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

CERTAIN TERMS USED IN THIS REPORT

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” and the “Company” are to Anpulo Food, Inc. (formerly known as Europa Acquisition VII, Inc.) and references in this report to “SEC” are to the Securities and Exchange Commission.

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

Holders

As of August 21, 2013, there was one stockholder of record holding an aggregate of 100,000 shares of common stock.

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

Recent Sales of Unregistered Securities

On July 30, 2013, the Company issued 90,000,000,000 shares of preferred stock at a price of $0.001 per share to Mr. Wenping Luo, the Company’s sole shareholder, sole officer and sole director, for $90,000. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

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

Results of Operation

We did not have any operating income from inception through July 31, 2013. For the period from inception through July 31, 2013, we have incurred a net loss of $90,747. Expenses for the period from inception through July 31, 2012 were comprised of costs mainly associated legal, accounting and office expenses. For the fiscal years ended July 31, 2013 and 2012, we recognized a net loss of $29,940 and $45,367. Expenses for the fiscal years ended July 31, 2013 and 2012 were comprised of costs mainly associated with legal, accounting and office expenses.

Liquidity and Capital Resources

At July 31, 2013 and 2012, we had cash of $0. We intend to rely upon the issuance of common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company.  However, our shareholder is under no obligation to provide such funding.

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

As discussed above, we incurred a net loss of $29,940 and $45,367, respectively, for the fiscal years ended July 31, 2013 and 2012.  Cash used in operating activities during the fiscal year ended July 31, 2013 and 2012 was $51,141 and $49,539.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We will require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve its strategic objectives. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our financial statements for the year ended July 31, 2013. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively. Early adoption is permitted. The Company has elected to adopt this guidance during the year ended December 31, 2012. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

In July 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2012-02 (“ASU 2011-12”), Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, and cash flows.

Off Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
( A Development Stage Company)

FINANCIAL STATEMENTS

At July 31, 2013 and  2012 and
for the Years ended July 31, 2013 and 2012

ANPULO FOOD, INC.

(A Development Stage Company)

INDEX

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Anpulo Food, Inc.
(f/k/a Europa Acquisition VII, Inc.)
(A development stage company)

We have audited the accompanying balance sheet of Anpulo Food, Inc. ( a development stage company) as of  July 31, 2013, and the related statement of operations, changes in stockholders' deficiency and cash flows for the year ended  July 31, 2013.  Anpulo Food, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period July 30, 2010 (Date of Inception) to July 31, 2013 include amounts for the period July 30, 2010 (Date of Inception) to July 31, 2012. Our opinion, insofar as it relates to the amounts included for the period July 30, 2010 (Date of Inception) to July 31, 2012, is based solely on the report of the other auditors. The other auditors’ reports, dated various dates, expressed unqualified opinions. The other auditors reports have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The financial statements for the period July 30, 2010 (Date of Inception) to July 31, 2012 reflect a development stage net loss.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anpulo Food, Inc. ( a development stage company) as of  July 31, 2013, and the results of its operations and its cash flows for the year ended  July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred signification operating losses since inception. This factor raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
September 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Anpulo Food, Inc.

We have audited the accompanying balance sheet of Anpulo Food, Inc. (a Development Stage Company) (the "Company") as of July 31, 2012 and the related statement of operations, changes in stockholders' deficiency and cash flow for the year ended July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The cumulative statements of operations, changes in stockholders' deficit and cash flows for the period July 30, 2010 (Date of Inception) to July 31, 2012 include amounts for the period July 30, 2010 (Date of Inception) to July 31, 2011. Our opinion, insofar as it relates to the amounts included for the period July 30, 2010 (Date of Inception) to July 31, 2011, is based solely on the report of the other auditors. The other auditors' reports, dated various dates, expressed unqualified opinions. The other auditors reports have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The financial statements for the period July 30, 2010 (Date of Inception) to July 31, 2011 reflect a development stage net loss.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express, no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anpulo Food, Inc. as of July 31, 2012 and the results of its operations and its cash flow for the year ended July 31, 2012 in conformity with accounting principles generally accepted in the United States;

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

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, NY
October 17, 2012

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	July 31,	July 31,
	2013	2012

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	4,172	3,035
Loan payable-related party (Note 6)	$-	$35,859
Total Current Liabilities	4,172	38,894

Commitments and Contingencies (Note 8)	-	-

Stockholders' Deficiency
Preferred stock, par value $0.001, 500,000,000 shares authorized;
90,000,000 shares issued and outstanding as of
July 31, 2013 and 2012	90,000	-
Common stock, par value $0.001, 1,000,000,000 shares authorized;
100,000 shares issued and outstanding as of
July 31, 2013 and 2012	100	100
Additional paid-in capital	21,813	21,813
Subscription receivable (Note 4)	(25,338)	-
Deficit accumulated during the development stage	(90,747)	(60,807)
Total Stockholders' Equity (Deficiency)	(4,172)	(38,894)
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$-

See Accompanying Notes to Financial Statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

STATEMENTs OF OPERATIONS

			For the Period
			July 31, 2010
	For the Year Ended		(inception) through
	July 31,		July 31,
	2013	2012	2013

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Professional fees	17,275	35,874	63,989
General and administrative expenses	12,665	9,493	26,758
Total Operating Expenses	29,940	45,367	90,747

Loss from Operation before Provision for Income Tax	(29,940)	(45,367)	(90,747)

Provision for Income Tax	-	-	-

Net Loss	$(29,940)	$(45,367)	$(90,747)

Basic and fully diluted loss per share	$(0.30)	$(0.45)	$(0.91)

Basic and diluted weighted average shares outstanding	100,000	100,000	100,000

See Accompanying Notes to Financial Statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR  THE PERIOD JULY 30, 2010 (INCEPTION) THROUGH JULY 31, 2013

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional		During	Total
	Par Value $0.001		Par Value $0.001		Paid-in	Subscription	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency

Common stock issued for services provided by the founder ($0.01 per share)	-	$-	$100,000	$100	$900	$-	$-	$1,000

Net loss for the one day period ending July 31, 2010	-	-	-	-	-	-	(2,250)	(2,250)
Balances at July 31, 2010	-	$-	$100,000	$100	$900	$-	$(2,250)	$(1,250)

In kind of contribution of services	-	-	-	-	3,600	-	-	3,600

Net loss	-	-	-	-	-	-	(13,190)	(13,190)
Balances at July 31, 2011	-	$-	$100,000	$100	$4,500	$-	$(15,440)	$(10,840)

In kind of contribution of services	-	-	-	-	1,200	-	-	1,200

Loans forgiven by principle shareholder	-	-	-	-	4,433	-	-	4,433

Payment of accounts payable and debt forgiveness by a related party on behalf of the Company	-	-	-	-	11,680	-	-	11,680

Net loss	-	-	-	-	-	-	(45,367)	(45,367)
Balances at July 31, 2012	-	$-	$100,000	$100	$21,813	$-	$(60,807)	$(38,894)

Insurance of 90,000,000 shares of preferred stock	90,000,000	90,000	-	-	-	(25,338)	-	64,662

Net loss	-	-	-	-	-	-	(29,940)	(29,940)
Balances at July 31, 2013	90,000,000	$90,000	$100,000	$100	$21,813	$(25,338)	$(90,747)	$(4,172)

See Accompanying Notes to Financial Statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			July 30, 2010
	For the Year Ended		(inception) through
	July 31,		July 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(29,940)	$(45,367)	$(90,747)

Adjustments to reconcile net loss to net cash used by operating activities:

In Kind of Contribution of Services	-	1,200	5,800

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	1,137	(5,372)	4,172
Net cash used by operating activities	(28,803)	(49,539)	(80,775)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contribution	64,662	13,680	80,775
Proceeds from loans payable-related parties	28,803	35,859	64,662
Pay back of loans payable-related parties	(64,662)	-	(64,662)
Net cash provided by financing activities	28,803	49,539	80,775

NET INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See Accompanying Notes to Financial Statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1-       ORGANIZATION, BUSINESS AND OPERATIONS

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

Note 2-       DEVELOPMENT STAGE COMPANY

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in the Accounting Standards Codification ("ASC") 915, "Development Stage Entities", issued by the Financial Accounting Standards Board ("FASB") .  The Company is subject to a number of risks similar to those of other companies in an early stage of development.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has incurred operating losses of $90,747 from inception, including net operating loss of $29,940 and $45,367 for the years ended July 31, 2013 and 2012, respectively. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will depend almost exclusively on outside capital to complete the development of a business plan. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company. In addition, The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

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

For the period July 30, 2010 (inception) through July 31, 2013, the Company relied heavily for its financing needs on its principal shareholder, director, and officer, as more fully disclosed in Note 6 and Note 7.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

The Company evaluated subsequent events through the date of the issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2013 and 2012, the Company had no cash equivalents.

Property, plant and equipment

Property, plant and equipment, are stated at cost less depreciation and amortization and accumulated impairment loss. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property, plant and equipment is calculated based on cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives.

Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflect in operation.

The estimated useful lives of the assets are as follows:

Office equipment and furniture        3-5 years

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-life Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, both significant risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the year ended July 31, 2013 and 2012, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the year ended July 31, 2013 and 2012, respectively.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	For the Year Ended
	July 31,
	2013	2012

Expected income tax recovery (expense) at the statutory rate of 34%	$(10,180)	$(15,425)
Tax effect of expenses that are not deductible for income tax purposes	-	408
(net of other amounts deductible for tax purposes)	10,180	15,017
Change in valuation allowance	$-	$-
Provision for income taxes

The components of deferred income taxes are as follow:

	For the Year Ended
	July 31,
	2013	2012
Deferred income tax asset:
Net operating loss carry forwards	$28,900	$18,703
Valuation allowance	(28,900)	(18,703)
Deferred income taxes	$-	$-

As of July 31, 2013, the Company has a net operating loss carry forward (“NOL”) of approximately $85,000 available to offset future taxable income through 2033. The NOL is limited under Section 382 of the Internal Revenue Code of 1986 if a change in control or ownership should occur. The increases in the valuation allowance at July 31, 2013 and 2012 from their immediate prior year end was $15,017 and $3,261, respectively.

The Company accounts for income taxes in interim periods in accordance with  FASB ASC 740-270, "Interim Reporting". The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended July 31, 2013 and 2012. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

Comprehensive Income

FASB ASC 220, “Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources.

Segment Reporting

FASB ASC 820 “Segments Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently plans on operating in one principal business segment.

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

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Measurements

Effective January 1, 2008, ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) requires assets and liabilities to be measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position, operating results, and cash flows, but did expand certain disclosures.

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

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively. Early adoption is permitted. The Company has elected to adopt this guidance during the year ended December 31, 2012. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

In July 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2012-02 (“ASU 2011-12”), Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, and cash flows.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4-       SUBSCRIPTION RECEIVABLE

On July 30, 2013, the Company issued 90,000,000 shares of preferred stock to Mr. Wenping Luo, the Company's sole shareholder/director for $90,000, of which $64,662 was received on July 30, 2013 and was used to pay off loans from two related parties, and the balance of $25,338 was subsequently received on August 13, 2013, and was put into an escrow account with the Company's attorney for services to be received.

Note 5-       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	July 31,	July 31,
	2013	2012

Accrued professional fees	$3,000	$3,035
Accrued office expenses	1,172	-
Total accounts payable and accrued expenses	$4,172	$3,035

Note 6-       LOAN PAYABLE – RELATED PARTY

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

During the year ended July 31, 2013, one related party of the new principal shareholder subsequent to the Purchase Agreement, advanced $28,803 in accounting, legal, and filing expenses on behalf of the Company in exchange for a non-interest bearing note which is due on demand. On June 30, 2013, the Company issued 90,000,000 shares of preferred stock for $90,000, of which $$64,662 was used to pay off loans from the two related parties

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7-       STOCKHOLDERS’ EQUITY

Stock Issued for Services

On July 30, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided.

Amendment to Articles of Incorporation

On February 9, 2012, the Company amended its Articles of Incorporation to change its name to Anpulo Food, Inc.

On February 9, 2012 the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 500,000,000 for preferred shares and 1,000,000,000 for common shares at a par value of $0.001 per share, with class and series designations, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time.

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

In-Kind Contribution

For the years ended July 31, 2012 and 2011, two shareholders (former controlling stockholders prior to the Purchase Agreement) of the Company contributed services having a fair value at $1,200 and $3,600, respectively.

Preferred Stock

On July 30, 2013, 90 million shares of preferred stock were issued at a price of $0.001 per share to Mr. Wenping Luo, the Company's sole shareholder/director for $90,000, of which $64,662 was received on July 30, 2013 and was used to pay off loans from two related parties, and the balance of $25,338 was subsequently received on August 13, 2013 and was put into an escrow account with the Company's attorney for services to be received. These preferred stocks are blank check preferred stocks with no voting rights and preferences since the designation has not been filed.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 8-       COMMITMENTS AND CONTINGENCIES

Control by principal stockholder/officer

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Economic and Political Risks

The Company faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein.  The PRC is a developing country with an early stage market economic system, overshadowed by the state.  Its political and economic systems are very different from the more developed countries and are in a state of change.  The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States.  Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

Note 9-       SUBSEQUENT EVENT

On July 30, 2013, the Company issued 90,000,000 shares of preferred stock to Mr. Wenping Luo, the Company's sole shareholder/director for $90,000, of which $64,662 was received on July 30, 2013 and was used to pay off loans from two related parties, and the balance of $25,338 was subsequently received on August 13, 2013, and was put into an escrow account with the Company's attorney for services to be received.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our assessment and the criteria discussed above, the Company has concluded that, as of July 31, 2013, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is the name of our sole director and officer.

Name	Age	Position Held
Wenping Luo	44	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Wenping Luo, age 44, has over 20 years of experience in business development, marketing, and enterprise building. Mr. Luo has been the founder and chairman of Anpulo Food Development Co., Ltd. Since 2005 Anpulo Food Development Company engages in the processing and distribution of meat and food products in the People's Republic of China. Between 1998 and 2005, Mr. Luo was the chairman of Yunxin Auto Service Co., Ltd. Mr. Luo received his college degree from Wuhan University.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based on a review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended July 31, 2013, other than as set forth below.

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Wenping Luo	0	1	1

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of July 31, 2013.

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

The following table sets forth certain information as of August 21, 2013 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and named executive officers
Wenping Luo President, Chief Executive Officer, Chief Financial Officer, and Director	100,000	100%
All directors and executive officers as a group (1 person)	100,000	100%

A change in control may occur as a result of a business combination we effect.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below, there have been no transactions since the beginning of the last fiscal year ended July 31, 2012, nor are there any currently proposed transactions, in which the Company was a participant and the amount exceeds $120,000 and in which any “related person” as such term is defined in Item 404 of Regulation S-K promulgated by the SEC had or will have a direct or indirect material interest.

During the year ended July 31, 2013, TAIJ Capital Limited, an entity associated with Wenping Luo, the Company’s sole shareholder, sole officer and sole director, advanced $28,803 to the Company to pay accounting, legal, and other expenses of the Company. Such advance is non-interest bearing and due on demand.

On July 30, 2013, the Company issued 90,000,000,000 shares of preferred stock at a price of $0.001 per share to Mr. Wenping Luo, the Company’s sole shareholder, sole officer and sole director, for $90,000. The Company used $64,662 of the $90,000 proceeds to pay off loans from two related parties.

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

Audit Fees

For the Company’s fiscal years ended July 31, 2013 and 2012, we were billed approximately $7,000 and $3,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended July 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended July 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2013 and 2012.

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

16.1	Letter to the Securities and Exchange Commission from Webb & Company, P.A., dated August 2, 2013, incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed on August 6, 2013.
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ANPULO FOOD, INC.

September 6, 2013	By:	/s/ Wenping Luo
Wenping Luo President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wenping Luo	President, Chief Executive Officer,	September 6, 2013
Wenping Luo	Chief Financial Officer and Director