Form 10-Q
period 2013-09-30
Anpulo Food, Inc.
filed 2014-03-14
CIK 1500366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the registrant had 123,000,000 ordinary shares, par value $0.001 per share, issued and outstanding at March 14, 2014.

ANPULO FOOD, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	September 30,	June 30,		July 31,
	2013	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Total Assets	$-	$-	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$-	$1,172	$3,035	$4,172
Loan payable – related party	2,834	59,003	33,339	-
Total Liabilities	2,834	60,175	36,374	4,172

Stockholders’ Deficiency:
Preferred stock ($0.001 par value, 500,000,000 shares authorized, none shares issued and outstanding on September 30, 2013, June 30, 2013, June 30, 2012 and July 31, 2013	90,000	-	-	90,000
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 100,000 shares issued and outstanding on September 30, 2013, June 30, 2013, June 30, 2012 and July 31, 2013	100	100	100	100
Additional paid in capital	21,813	21,813	21813	21,813
Subscription receivable	-	-	-	(25,338)
Deficit accumulated during the development stage	(114,747)	(82,088)	(58,287)	(90,747)
Total Stockholders’ Deficiency	(2,834)	(60,175)	(36,374)	(4,172)
Total Liabilities and Stockholders’ Deficiency	$-	$-	$-	$-

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Period from July 30, 2010 (Inception) to September 30,
	2013	2012	2013
Operating expenses
Professional fees	$32,000	$515	$87,989
General and administrative	659	3,166	26,758
Total operating expenses	32,659	3,681	114,747

Other income (expense):
Interest expenses	-	-	-
Total other income (expense)	-	-	-

Loss from operations before income taxes	(32,659)	(3,681)	(114,747)
Provision for income taxes	-	-	-
Net loss	$(32,659)	$(3,681)	$(114,747)

Basic and diluted weighted average shares	100,000	100,000
Basic and diluted loss per share	$(0.33)	$(0.04)

See accompanying notes to financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Period from July 30, 2010 (Inception) to September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,659)	$(3,681)	$(114,747)
Adjustments to reconcile net loss to net cash used in operating activities:
In kind of contribution of services	-	-	5,800
Changes in operating assets and liabilities:
Accounts payable	(1,172)	(3,035)	-
Net cash used in operating activities	(33,831)	(6,716)	(108,947)
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital by principal stockholder	90,000	-	106,113
Increase from loan payable – related party	33,831	6,716	92,834
Repayment of loan payable – related party	(90,000)	-	(90,000)
Net cash provided by financing activities	33,831	6,716	108,947
NET INCREASE IN CASH	-	-	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes financial statements.

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

Anpulo Food, Inc. (f/k/a Europa Acquisition VII, Inc.) (a development stage company) (the “Company” or “Anpulo”) was incorporated under the laws of the State of Nevada on July 30, 2010. The Company was organized to provide business services and financing to emerging growth entities.

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

On September 22, 2013, Laifeng Anpulo (Group) Food Development Co., Ltd. (“Anpulo Laifeng”), a PRC limited liability company, entered into an entrusted management agreement with Anpulo International Ltd.’s wholly owned subsidiary, Guangxiang Investment Consulting (Shanghai) Co., Ltd. (“Anpulo WFOE”), which provides that Anpulo WFOE will be entitled to the full guarantee for the performance of such entrusted management agreement entered into by Anpulo Laifeng. Anpulo International Ltd. (“Anpulo HK”) was incorporated in Hong Kong, People’s Republic of China (“PRC”) on May 30, 2012. Other than the equity interest in Anpulo WFOE, Anpulo HK does not own any assets or conduct any operations. Anpulo WFOE is also entitled to receive the residual return of Anpulo Laifeng.  As a result of the agreement, Anpulo WFOE will absorb 100% of the expected gains or losses of Anpulo Laifeng, which results in Anpulo WFOE being the primary beneficiary of Anpulo Laifeng.

Anpulo WFOE also entered into a pledge of equity agreement with the principal shareholders of Anpulo Laifeng (the “Principal Shareholders”), who pledged all their equity interest in the entity to Anpulo WFOE. The pledge of equity agreement, which were entered into by each Principal Shareholder, pledged each of the Principal Shareholders’ equity interest in Anpulo Laifeng as a guarantee for the entrustment payment under the Entrusted Management Agreements.

In addition, Anpulo WFOE entered into an option agreement to acquire the Principal Shareholders’ equity interest in these entities if or when permitted by the PRC laws.

Based on these exclusive agreements, Anpulo Laifeng will be treated as a variable interest entity (“VIE”) of Anpulo HK as required by generally accepted accounting principles in the United States (“US GAAP”), because Anpulo HK is the primary beneficiary of the VIE. The profits and losses of Anpulo Laifeng are allocated based upon the Entrusted Management Agreement.

On October 30, 2013, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Anpulo International Ltd. (“Anpulo HK”). Pursuant to the terms of the Exchange Agreement, the shareholders of Anpulo HK transferred to Anpulo all of the Anpulo HK Shares in exchange for the issuance of 122,900,000 shares of Anpulo’s common stock (the “Share Exchange”). As a result of the Share Exchange, Anpulo HK became a wholly-owned subsidiary of Anpulo and the shareholders of Anpulo HK acquired approximately 99.92% of Anpulo’s issued and outstanding common stock.

The effect of the Share Exchange is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Share Exchange the financial statements presented are those of a combined Anpulo HK and its subsidiaries, including its VIE, Anpulo Laifeng, as if the Share Exchange had been in effect retroactively for all periods presented. As previously noted the “Company” for financial statement purposes was the consolidation of Anpulo HK, Anpulo WFOE and Anpulo Laifeng. Subsequent to the Share Exchange the “Company” is referred to as the consolidation of Anpulo HK, Anpulo WFOE, Anpulo Laifeng and Anpulo, with Anpulo as the legal acquirer in Share Exchange, and subsequent to the Share Exchange the parent company of the consolidated entity.

In anticipation of the Exchange Agreement, the Company has decided to change their fiscal year end of July 31st to a calendar year end of December 31st to correspond to the calendar year end of Anpulo HK, who will control the ownership and management of the Company subsequent to the Exchange Agreement. Accordingly, the Company’s first quarterly report subsequent to their former fiscal year end of July 31st will be the quarter ended September 30, 2013 to reflect the change anticipated subsequent to the Exchange Agreement.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $2,834 and an accumulated deficit of $114,747 as of September 30, 2013 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim Financial Statements

These unaudited financial statements as of and for the three months ended September 30, 2013 and 2012, and for the period from July 30, 2010 (Inception) to September 30, 2013, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended July 31, 2013 and 2012 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on October 23, 2012. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended September 30, 2013 are not necessarily indicative of results for the entire year ending July 31, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013, June 30, 2013, June 30, 2012 and July 31, 2013, the Company had no cash equivalents.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended September 30, 2013 and 2012. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

The Company did not identify any assets and liabilities that are required to be presented on the balance sheets at fair value in accordance with the relevant accounting standards.

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
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of September 30, 2013, June 30, 2013, June 30, 2012 and July 31, 2013.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4—LOAN PAYABLE – RELATED PARTY

At September 30, 2013, June 30, 2013, June 30, 2012 and July 31, 2013, related parties of the new principal shareholder subsequent to the Purchase Agreement, advanced $2,834, $59,003, $,33,339, and $0, respectively, to pay for accounting, legal, and filing expenses on behalf of the Company in exchange for a non-interest bearing note which is due on demand.

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

ANPULO FOOD, INC.
(f/k/a Europa Acquisition VII, Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6—GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $114,747 from inception, a working capital deficit and stockholders’ deficiency of $2,834, $60,175, $36,374, and $4,172 at September 30, 2013, June 30, 2013, June 30, 2012, and July 31, 2013, and used $108,947 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Plan of Operation

Prior to October 30, 2013, we were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective was to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We did not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believed that there were numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.

From our inception on July 30, 2010 to October 30, 2013, we were in the development stage and had negative working capital, negative stockholders’ equity and had not earned any revenues from operations. These conditions raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Recent Development

On October 30, 2013, we acquired all of the outstanding shares of Anpulo International Limited, a holding company formed in Hong Kong (“Anpulo HK”), in exchange for the issuance by us of an aggregate of 122,900,000 restricted ordinary shares to the shareholders of Anpulo HK. As a result of our share exchange with Anpulo HK, which is commonly referred to as a “reverse acquisition,” Anpulo HK became our wholly owned subsidiary. By acquiring Anpulo HK, we assumed its business operations and became engaged in the business of processing, distributing and marketing pork and cured pork products in the People’s Republic of China, (the “PRC” or “China”).

Corporate History

Change in Control of Company

On February 1, 2012, the Company, its prior shareholders and Wenping Luo entered into a Stock Purchase Agreement (the “Purchase Agreement”). In accordance with the Purchase Agreement the prior stockholders sold all 100,000 ordinary shares the Company they then held to Mr. Luo for $25,000. The Company did not receive any proceeds from the transaction.

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

Re-domicile

On June 25, 2012, the Company re-domiciled from the State of Nevada to British Virgin Islands.

Results of Operation

We have not had any operating income from inception to September 30, 2013. For the three months ended September 30, 2013 and 2012 we incurred a net loss of $32,659 and $3,681, respectively. From inception to September 30, 2013, we incurred a net loss of $114,747. Expenses for the period from inception to September 30, 2013 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2013, we had cash of $0. Before we effected the reverse acquisition on October 30, 2013, we intended to rely upon the issuance of common stock and loans from shareholder to fund administrative expenses pending acquisition of an operating company. However, our shareholder was under no obligation to provide such funding.

As discussed above, we incurred a net loss of $32,659 and $3,681, respectively, for the three months ended September 30, 2013 and 2012. Cash used in operating activities during the three months ended September 30, 2013 and 2012 was $33,831 and $6,716, respectively. As of September 30, 2013, June 30, 2013, June 30, 2012, and July 31, 2013, we had a stockholders’ deficiency of $2,834, 60,175, 36,374, and $4,172. Accordingly, there was substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions that were taken to obtain additional funding and implement its strategic plans provided the opportunity for the Company to continue as a going concern.

Wenping Luo, the sole director and officer of the Company, supervised the search for target companies as potential candidates for a business combination. Wenping Luo paid, at his own expense, any costs he incurs in supervising the search for a target company, although he was under no obligation to do so.

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

Evaluation of our Disclosure Controls

As of the end of the period covered by this Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this Report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Document
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ANPULO FOOD, INC.

Date: March 14, 2014	By	/s/ Wenping Luo
Wenping Luo
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 14, 2014	By	/s/ Maochun Kang
Maochun Kang
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)