Form 10-K
period 2013-12-31
Anpulo Food, Inc.
filed 2014-03-14
CIK 1500366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition From _______ To ________.

Commission File No.: 000-54216

ANPULO FOOD, INC.
(Exact name of registrant as specified in its charter)

British Virgin Islands
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hangkong Road, Xiangfeng Town, Laifeng County, Hubei, China	445700
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 (718) 628 8576

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Ordinary Shares, par value $0.001 per share. (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                            Accelerated filer   ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)              Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s ordinary, par value $0.001 per share, held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter: None.

As of March 14, 2014, the registrant had 123,000,000 ordinary shares outstanding.

ANPULO FOOD, INC.
 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1.	BUSINESS

In this report, the terms “Anpulo,” “Company,” “we,” “us,” and “our,” refer to Anpulo Food, Inc., and its wholly-owned subsidiary Anpulo International Limited, a holding company formed in Hong Kong (“Anpulo HK”), Anpulo HK’s wholly-owned subsidiary Guangxiang Investment Consulting Co., Ltd., a limited liability company located in Shanghai, China (“Anpulo WFOE”), and our variable interest entity Laifeng Anpulo (Group) Food Development Co., Ltd. (“Anpulo Laifeng”).

Overview

We process, distribute and market pork and cured pork products in the People’s Republic of China, (the “PRC” or “China”). We do not raise hogs, but instead purchase live hogs from pig farms or individual farmers in Laifeng County and its neighboring area in China for slaughtering, processing and curing. As of December 31, 2013, our product line included over 183 unique meat products, including chilled pork, frozen pork and prepared meats. We sell all of our products under our “Anpulo” and “Linghaotuzhu” brand names.

Our value-added pork and cured pork products are targeting China’s middle and high income class. Our products are marketed domestically to supermarkets, warehouse club stores, foodservice distributors, restaurant operators, and non-commercial establishments, such as schools, hotel chains, healthcare facilities, army bases and other food processors. As of December 31, 2013, our wholesale customers included eight fast food companies, 16 processing factories and 51 school cafeterias, factory canteens, hotels, army bases, hospitals and government departments. As of such date, we also retail through 66 supermarket counter locations and 38 third-party owned and operated specialty boutique stores.

We currently have one processing plant in China, located in Laifeng County, Enshi Tujia and Miao Prefecture, Hubei province. Our total production capacity for chilled pork and frozen pork is approximately 85 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. In addition, we have production capacity for prepared meats of approximately 14 metric tons per eight-hour day, or approximately 5,000 metric tons on an annual basis.

We have a video monitored logistics system that integrates transportation and warehouse management. As of December 31, 2013, we had over 12 temperature-controlled trucks to handle our transportation needs and the capacity for our two temperature adjustable warehouses totaled approximately 5,230 cubic meters.

In 2013 and 2012, we had approximately $20.21 million and $18.12 million in sales, respectively, and $(0.88) million in net loss and $0.23 million in net income, respectively.

Our Corporate Structure

Overview

We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiaries located in China. We were incorporated in the State of Nevada under the name “Europa Acquisition VII, Inc.” on July 30, 2010. On February 9, 2012, the Company filed with the State of Nevada Certificate of Amendment of Certificate of Incorporation changing its name from Europa Acquisition VII, Inc., to Anpulo Food, Inc. On June 25, 2012, the Company re-domiciled from the State of Nevada to British Virgin Islands. Prior to October 30, 2013, we were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. From July 30, 2010 to October 30, 2013, we did not generate any revenue and we accumulated no significant assets as we explored a possible business combination. We entered into our current line of business on October 30, 2013 by acquiring Anpulo HK, its wholly-owned subsidiary Anpulo WFOE and the variable interest entity Anpulo Laifeng.

On October 30, 2013, we acquired all of the outstanding shares of Anpulo HK in exchange for the issuance by us of an aggregate of 122,900,000 restricted ordinary shares to the shareholders of Anpulo HK. As a result of our share exchange with Anpulo HK, which is commonly referred to as a “reverse acquisition,” Anpulo HK became our wholly owned subsidiary. By way of background, in February 2012, Wenping Luo, the Chairman and principal shareholder of Anpulo Laifeng, took control of the Company and changed the Company’s name from Europa Acquisition VII, Inc. to Anpulo Food, Inc., in contemplation of bringing Anpulo Laifeng and its holding companies public in the United States through a reverse acquisition transaction. The contemplated reverse acquisition between the Company and Anpulo Laifeng and its holding companies was a mere intent of Mr. Luo at that time and, this intention was abandoned when in January 2013 Mr. Luo took control of another reporting company that was formed to acquire a target company or business, Specializer, Inc. and changed this company’s name from Specializer, Inc. to Anpulo Food Development, Inc.. In August 2013, Mr. Luo’s intention of a reverse acquisition between the Company and Anpulo Laifeng and its holding companies revived, and as the sole shareholder, officer and director of the Company at that time, he made the decision to proceed with the reverse acquisition transaction. To date, Mr. Luo, in his capacity as the principal shareholder and the sole officer and director of Anpulo Food Development, Inc. intends that Anpulo Food Development, Inc. remains as a company formed to acquire a target or business.

Anpulo HK formed Anpulo WFOE on September 6, 2013. Upon completion of the acquisition, we owned all of the outstanding capital stock of Anpulo HK, and Anpulo HK became our wholly-owned subsidiary in Hong Kong. Anpulo HK, in turn, owns all of the outstanding capital stock of Anpulo WFOE, our operating subsidiary based in China. Anpulo WFOE has entered into control agreements with all of the owners of Anpulo Laifeng, which agreements allow Anpulo WFOE to control Anpulo Laifeng. Through our ownership of Anpulo HK, Anpulo HK’s ownership of Anpulo WFOE and Anpulo WFOE’s contractual agreements with the owners of Anpulo Laifeng as well as Anpulo Laifeng itself, we control Anpulo Laifeng.

Corporate History – Anpulo Laifeng

Anpulo Laifeng was incorporated on March 3, 2005 as a domestic Chinese corporation. As Anpulo Laifeng has continued to grow, it has increased its registered capital, which presently stands at RMB 40,500,000 (approximately $6,500,000).

Our director, Wenping Luo, is also the chairman and principal shareholder of Anpulo Laifeng and holds 95%, and along with his wife, Jinfeng Hu, together they hold 100% of the equity interest of Anpulo Laifeng. Indeed, the holders of the majority of the shares of Anpulo Laifeng also hold the majority of the shares of Anpulo HK. Because our controlling shareholders also own the vast majority of Anpulo Laifeng shares and also because Anpulo Laifeng has entered into control agreements pursuant to which our wholly-owned subsidiary Anpulo WFOE has effective managerial authority over the business of Anpulo Laifeng.

Sales of Hog Farm to Tian Agritech, Inc.

In 2011, the Company decided not to continue its then existing livestock farming operation. On May 12, 2011, Anpulo Laifeng entered into an assets purchase agreement with Tianli Agritech, Inc. (“Tianli”), pursuant to which Anpulo Laifeng sold its hog farm to Tianli, which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of $2.2 million.

On March 29, 2011, Anpulo Laifeng and Tianli executed a strategic cooperation agreement (the “Strategic Cooperation Agreement”) which outlined two companies’ plan of cooperation. On August 1 and August 30, 2011, Anpulo Laifeng entered into a collaborative agreement and a supplemental agreement (the “Collaboration Agreements”) with Tianli, pursuant to which, Tianli established retail operations within the retail facilities with whom Anpulo Laifeng had ongoing business arrangements, and used the trademark “Tianli An Puluo” at Tianli’s retail sales departments in local major supermarkets in greater Wuhan City. These Collaborative Agreements were terminated as of June 15, 2012. Under the Collaborative Agreements, Tianli was the principal in the transaction and recorded revenues when Anpulo Laifeng sold products its customers and, Tianli and Anpulo Laifeng shared the net income of the collaborative retail business on a ratio of 60% to Tianli and 40% to Anpulo Laifeng.

On June 15, 2012, upon the termination of the Strategic Cooperation Agreement and the Collaboration Agreements, Anpulo Laifeng assumed the receivable as of June 15, 2012, along with all assets and liabilities generated and incurred with the retail operations under the Collaborative Arrangement.

Control Agreements

We conduct our business in China through our subsidiary, Anpulo HK, and its wholly-owned subsidiary Anpulo WFOE. Anpulo WFOE, in turn, conducts its business through Anpulo Laifeng, which we consolidate as a variable interest entity. Anpulo WFOE and Anpulo Laifeng operate in connection with a series of control agreements, rather than through an equity ownership relationship.

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in meat products businesses. Yet, Chinese laws and regulations do prevent direct foreign investment in certain industries. On September 22, 2013, to protect the Company’s shareholders from possible future foreign ownership restrictions, Anpulo Laifeng as well as all of the shareholders of Anpulo Laifeng entered into an Entrusted Management Agreement, Exclusive Option Agreement, Shareholders’ Voting Proxy Agreement and Pledge of Equity Interest Agreement (collectively, the “Control Agreements”) with Anpulo WFOE.

The Control Agreements operate as follows:

●
in the Entrusted Management Agreement, Anpulo Laifeng and all of its shareholders granted to Anpulo WFOE the exclusive responsibility for the operation of Anpulo Laifeng, including the rights to appoint and terminate members of its board of directors, to manage and control all cash flow and assets of Anpulo Laifeng, and to control and administer the financial affairs and daily operations of Anpulo Laifeng.

●	in the Exclusive Option Agreement, Anpulo Laifeng and all of its shareholders irrevocably granted to Anpulo WFOE the exclusive option to purchase all of their shares of Anpulo Laifeng; and
●
in the Shareholders’ Voting Proxy Agreement, all of the shareholders of Anpulo Laifeng irrevocably appointed Mr. Wenping Luo, an individual designated by Anpulo WFOE, with the exclusive right to exercise their voting rights associated with their shares in Anpulo Laifeng;

●
in the Equity Pledge Agreement, all of the shareholders of Anpulo Laifeng pledged all of their rights and interests equity in Anpulo Laifeng, including rights in the shares of Anpulo Laifeng and associated voting rights, to Anpulo WFOE. In the end of January 2014, we completed the registration with the SAIC local branch of the equity pledge for all of the shares of Anpulo Laifeng provided by the equity pledge agreement. Upon the completion of such registration, the equity pledge is deemed to have been established. Anpulo WFOE now holds security interest in the equity in Anpulo Laifeng to secure its rights and interests under the contractual agreements.

As a result of these Control Agreements, which also cause Anpulo WFOE to absorb 100% of the expected losses and gains of Anpulo Laifeng, we are considered the primary beneficiary of Anpulo Laifeng. While Anpulo Laifeng maintains its separate corporate identity, management authority for its decisions and actions is formally vested in Anpulo WFOE, and indirectly with its ultimate parent entity, Anpulo, as a result of the Control Agreements. Accordingly, we consolidate Anpulo Laifeng’s operating results, assets and liabilities in our financial statements.

In exchange for tendering control of Anpulo Laifeng, the shareholders of Anpulo Laifeng received ownership of the majority of the shares of Anpulo. Anpulo Laifeng shareholders collectively received 122,900,000 of 123,000,000 presently issued and outstanding shares, representing 99.92% of Anpulo’s issued ordinary shares.

Our current corporate structure is as follows:

(1)
Contractual arrangements including an Entrusted Management Agreement, Exclusive Option Agreement, Shareholders’ Voting Proxy Agreement and Pledge of Equity Interest Agreement. For a description of these agreements, see “Corporate Structure— Contractual Arrangements with Anpulo and Anpulo’s Shareholders.”

(2)	The shareholders of Anpulo Laifeng are Wenping Luo (95%) and Jinfeng Hu (5%).

Our Industry

The Meat Industry in China

According to the Earth Policy Institute, more than a quarter of all the meat produced worldwide is now eaten in China. Half the world’s pigs, about 476 million of them are said to reside in China. In 1978, China’s meat consumption of 8 million tons was one third the U.S. consumption of 24 million tons. But by 1992, China had overtaken the United States as the world’s leading meat consumer—and it has not looked back since. Now China’s annual meat consumption of 71 million tons is more than double that in the United States.

Our observations reveal that the meat industry in China is highly fragmented, characterized by sanitation and hygiene issues, as well as social demographic trends. Supply is extremely localized with limited distribution capability. China’s vast geography and ‘in-development’ transport infrastructure have made it difficult to create national or even regional level competition in the industry. Our management believes that the trend towards greater sales through formal supermarkets and chain stores, coupled with the expansion of our sales and distribution network, will continue to favorably impact our business.

Historically, the vast majority of meat sales in China have taken place in open-air markets or on streets, i.e., in free wet markets. These markets provide a venue through which customers can buy live poultry or freshly slaughtered meat produced directly from local farmers. China’s meat industry traditionally has been dominated by small and family-operated butcher shops that would slaughter the livestock in the open-air marketplaces and without the necessary safety and sterilized equipment. However, if sanitation standards are not maintained, wet markets can spread disease. Because of the openness, newly introduced animals may come in direct contact with sales clerks, butchers and customers. Insects such as flies have relatively easy access to the food products. Many times the carcasses are thrown on the floor to be butchered more easily. In the past, both the avian flu outbreak and SARS can be traced to the living conditions of keeping of live animals for sale in wet markets and the potential of cross infection this presents. There are a number of food safety concerns facing the Chinese pork industry, including swine streptococcus and Foot and Mouth Disease, the use of antibiotics and illegal feed additives, pork injected with water and illegal slaughterhouses. With the increase of living and hygiene standards, PRC governmental agencies have encouraged the replacement of open-air markets with supermarkets and convenience stores and, consequently, the market share of open-air markets has continued to decline. We believe that food safety is a top concern of Chinese consumers who purchase meat products, as health conscious consumers are demanding more sanitary quality meat products which can only be processed and delivered in a temperature controlled cold chain environment, this will eventually compel modernization of China’s meat processing industry. We believe this trend will favor our chilled and frozen pork wholesale business and will result in additional customers for the network of independently operated “Anpulo” specialty retail stores and supermarket counters that retail our products on an exclusive basis.

The Pork Industry in China

 According to November 2013 report of the United States Department of Agriculture (“USDA”), since 2010, the market for pork in China has become the largest in the world, accounting over half of global production and consumption. Production in China has consistently expanded over the past several years and is forecast at another record 54.7 million tons in 2014, according to USDA. China became a net importer of pork in 2008. It has imported approximately 400,000 tons of pork per year in recent years. This compares with global pork trade of less than seven million, according to Rabobank and Earth Policy Institute. According to USDA November 2013 report, China pork imports are expected to grow to a record 775,000 tons, yet still only account for just over 1 percent of China consumption. Pork is so central to the Chinese diet that in 2007 the government, hoping to cushion against price spikes, created a strategic pork reserve to accompany its more typical stockpiles of grain and petroleum.

Pork is China’s meat of choice, accounting for nearly three fourths of its meat consumption. According to Earth Policy Institute, on a per person basis, over the past five years, per capita pork consumption in China has grown by over 3 percent a year despite price increases.

In addition to a greater general preference for pork, urbanization and rapid income growth are working in parallel to create more demand for pork and processed pork products. An emerging middle class of relatively high-income consumers is forming in certain Chinese cities. As household incomes rise, these high-income residents consume more of all categories of foods on a per capita basis. These residents not only demand a greater quantity of food, but also higher quality (e.g. better cuts of meat, foods that are safer or healthier) and convenience (processed foods). Reports of food poisoning and dangerous chemical residues have given rise to strong demand for our pork products whose raw materials are coming from non-polluted mountain grown native hogs. We believe that affluent consumers would be willing to pay premium prices for foods which coming from a cleaner, safer environment, foods with purported health benefits or foods with other desirable attributes. We offer a wide range of pork products that appeal to high-income urban consumers who demand for safety, nutritional value, better taste, quality and convenience.

Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in China's meat products market:

☐
Our “Anpulo” and “Linghaotuzhu” brand products are sold at premium prices to middle and high income market in China.  Hogs from our region are fed by local farmers with mountain grown herbs, grass, vines, fruits, and other crops such as corn, potato, and yam, which are free from drug residue, growth hormone and heavy metals residues. We only use hogs supplied from our region as the raw materials for our pork and cured pork products. The residents in this region have traditionally made livings on agriculture, livestock and poultry farming, and therefore the area has no industrial or chemical plants and the pollution is minimal. Hogs raised in our region are grown up in a mountain environment, with an average elevation of 680 meters (2,230 feet). These natively raised hogs typically have a longer growth cycle, normally a few months longer than typical hogs seen in China or western countries but are awarded with thinner skin, smaller bone structure, less fat, high protein, tender taste. Because the premium nature of our products, we price them at approximately 20% to 50% higher than similar pork products.

☐
Our geographic location offers lower cost labors and abundant hog supply. Labor is a large portion of total operating costs for food processing companies. Our production and processing plant is located in Laifeng county, Enshi Tujia and Miao Autonomous Prefecture, which we believe that provides lower cost labors than that is available for many of our competitors. Laifeng county, and its neighboring counties, are rich in pig farming, which provides us reliable sources to grow and expand. The region has hundreds of thousands local experienced hog-raising farmers. According to our survey, we estimate that Laifeng and its neighboring seven counties currently have an approximate annual production over four million native hogs. This compares to our current annual slaughter capacity of 300,000 hogs, which provides us reliable sources and ample room to grow and expand.

☐
The “Anpulo” brand name, to our belief, is well recognized throughout our target markets in Hubei Province, China. Our “Anpulo” trade name was certified as a “Well-known Trade Name” by the local Administration of Industry and Commerce of Enshi Prefecture where the Company’s executive office is located and, our “Anpulo” branded chilled pork and frozen pork products were certified as a “Premier Agricultural Product Brand” by the local government of Laifeng County. The brand identification differentiates us from many unorganized and low-end meat product suppliers, and therefore lends us support in developing customer base and implementing our pricing strategy.

Our Growth Strategy

Our long-term business strategy is to establish our Company as a leading provider of premium pork and pork products in China. Our short-term objectives are to capitalize on current market opportunities and build on our competitive strengths to increase our market presence and enhance our position as a regional leader in the premium pork markets. The key elements of our growth strategy include the following:

☐
Continue the strategy of offering premium product at premium price. We apply different pricing strategy than our competitors, targeting health conscious consumers who are willing to pay premium price for safe, high quality pork products. We believe that food safety is a top concern of Chinese consumers who purchase meat products. Our consumer surveys showed that food safety, nutritional value and taste are the top three concerns of consumers, while price was ranked fourth. Therefore, we expect that our products by giving consumers the comfort and security of safe and health food will remain marketable at extra cost. To distinguish our pork products from the rest, we plan to continue to sell our pork products at prices approximately 20% to 50% higher than the products of the same category.

☐
Improve our warehouse capability. Our temperature adjustable warehouse capability, although totals approximately 5,230 cubic meters, falls short of the amount of products that our slaughterhouse could produce in its full capacity. As a result, we are currently utilizing less than one third of our production capacity at our slaughterhouse. We regard our logistics capabilities as a key to our growth strategy. We intend to construct new warehouse facilities with walk-in coolers and freezers. The estimated cost for this project is approximately $700,000. We are currently experiencing a lack of sufficient capital resources to fund the construction and may encounter difficulties in obtaining additional financing. See “Liquidity and Capital Resource-Requirement for Additional Funding” on page 43. However, if additional fund becomes available, we intend to prioritize the use of fund in constructing new warehouse facilities.

☐
Increase our market presence in Wuhan City, Chongqing city and Hunan province. As of December 31, 2013, we operated sales offices in Laifeng County and Wuhan City and had one warehouse in each of two cities. We plan to increase our market presence by continue adding more counters in Wuhan City, at a pace of five to ten counters a year within the next five years, in new supermarkets or at new store location of supermarket already carrying our products. The estimated cost for adding one supermarket counter is approximately $50,000. We do not currently have sufficient cash reserve to fund adding more counters. To implement this strategy, we will need to seek additional financing, which may not be available, or at acceptable terms, to us at this time. See “Liquidity and Capital Resource-Requirement for Additional Funding.” If no fund is secured, we will have to delay or eventually abandon this strategy. In addition, though no specific action plan is formed, we are also strategizing to seek expansion opportunities in neighboring provinces. Laifeng county is located in the southwest part of Hubei province and it’s also in the junction of Hubei province, Hunan province and the municipality Chongqing city. As of December 31, 2013, we sell our products to 14 specialty retail stores in Chongqing city and Hunan province and had no supermarket counter in these two provinces. We believe our Laifeng location will enable us to continue service the three provinces and municipality and expand our presence there.

☐
Expand our product lines. As of December 31, 2013, our product lines included over 183 types of pork and cured pork products, and we had over 30 new products under development. At such day, we were unable to ascertain the timeframe by which the development can be completed. In addition to in-house product development, we plan to seek collaboration with outside academic and research force to optimize and expand our product lines. We estimate that these research and development efforts will cost the Company approximately $100,000. Given to the lack of fund, we are uncertain when we will start this project.

☐
Enhance our brand awareness. We believe we can best achieve sustainable growth through further raising awareness of our brand names “Anpulo” and “Linghaotuzhu”. We plan to build our brand by focusing on educating consumers of our pork products through our ongoing holidays and special occasion promotions, and showcase our variety of pork products through our retail channels including our supermarket counters and third-party owned and operated boutique type, specialty retail stores. We believe that our retail channels will create additional brand awareness that will benefit our wholesale customers.

Our Products

We process live market hogs and fabricate pork carcasses into various cuts of meat, and sell them as chilled pork, frozen pork, and prepared meat products.

Chilled Pork. In our production of chilled pork, in order for the pork to remain fresh, at our sanitized facilities the pigs are slaughtered and then processed within 30 minutes. The meat is then chilled but not frozen at a temperature of between 32℉ (0℃) and 39.2℉ (4℃) for about 20 hours.  Following this cooling process, fresh pork is cut into various parts in a sterilized room with the constant temperature of 12°C. This reduces the risk of exposure to germs and bacterial contamination. Before delivery, the fresh pork is kept in our storage room at a controlled temperature of 0 to 4°C. The meat is stored in airtight sterilizing rooms filled with ozone, which acts as a sterilizing agent, killing remaining germs and bacteria in the meat. It is thereafter maintained at that temperature during transportation. The entire process of cold production, cold storage and cold delivery is what we refer to as the “cold chain system.” This cold chain system ensures the freshness and quality of our product. Our fresh pork products have an average shelf life of 7 days from the date of production.

While chilled pork generally is more costly than frozen pork, our market research indicates a trend among customers toward chilled pork and away from frozen pork, as the public generally perceives that fresh meat retains a better flavor as compared with frozen meat. With our own temperature-controlled trucks, we deliver the chilled pork to our customers who comprise mainly supermarkets, specialty boutique stores, fresh food distributors and wholesalers located within a 500 km delivery radius of our processing plant.

Frozen Pork. In the production of our frozen pork, the meat is frozen at –31℉ (–35℃) to –40℉ (–40℃) for 48 hours, after which it is stored or transported at a constant temperature of between –0.4℉ (–18℃) to –13℉ (–25℃). Since frozen pork can be preserved for longer periods of time, our frozen meat products are ideal for distribution across longer distances to our future targeted first tier cities in China, such as Shanghai, Beijing, Shenzhen, and Guangzhou. Generally, frozen pork products have an average shelf life of 180 days from the date of production. Frozen pork is cheaper relative to chilled pork at the retail level. Food and food processing companies usually require frozen pork in their production of processed meats such as luncheon meat and canned, stewed meat. In China, most of the pork sold in markets, supermarkets and restaurants is frozen. The customers for our frozen pork include food processing companies and food distributors.

Hog By-Products and Variety Meats. In China, virtually all parts of the pig are valued for consumption and are used in local cuisine. Pig “by-products” that are not typically used or sold in other parts of the world are prepared and sold in the Chinese market. This includes pig innards, pig skin, pig tails, lard and pig heads. Pig liver, stomach, intestine, head and hoofs are commonly used in Chinese cuisine and are sold to a ready market. These items are also sold to food processing companies to be used as raw materials for other meat and meat-based products.

Prepared Meats. We also produce a line of prepared meats, such as sausages, hams and Chinese cured hams that includes more than 30 items that are marketed under our “Anpulo” brand.

Supply of Hogs

Live native hogs and raw pork are the principal raw materials used in our production. We do not rear hogs, but instead purchase them from suppliers who aggregate supply from local pig farms and individual farmers who only raise one or two pigs in their backyards. Our suppliers ship their hogs to our slaughter house, and we pay them on cash-on-delivery basis. The apparent advantages of this decentralized hog supply structure are two folds: first, we obtain competitive market pricing for our supply of pigs; second, if there is any outbreak of livestock disease, it is likely to be confined to one or a few of these farms and would not affect our entire supply. Potential disadvantages include variations in quality of stock, and potential variation in quantity and timing of the supply of hogs to our plant for processing. We are not dependent on any one particular supplier for a 10% or more portion of live native hogs. We purchase native hogs on a daily basis, and most of the native hogs are processed within 48 hours of arrival. We currently slaughter less than 100,000 hogs per year. Meanwhile, our survey indicates that Laifeng county and its seven neighboring counties produce approximate four million native hogs every year. Therefore, we believe the sources of supply of live native hogs are more than adequate for our present needs.

Manufacturing and Production

For each of the years ended December 31, 2013, and 2012 substantially all of our assets, including all of our material assets, were located in China.

As of December 31, 2013, we owned and operated one slaughterhouse in Laifeng County, Hubei province to carry out the business of slaughtering hogs and the production of chilled and frozen pork products. Our current total production capacity for chilled pork and frozen pork is approximately 85 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. As of such date, we owned one facility in Laifeng County for prepared pork products. We have production capacity for prepared pork products of 14 metric tons per eight-hour day, or approximately 5,000 metric tons on an annual basis.

We procure hogs from local hog farms and breeders located in close proximity to our slaughterhouse. All the hogs we purchase for slaughtering in our slaughterhouse must have all the health certificates issued by the relevant authorities in China to ensure that the hogs have been under strict and consistent supervision during the rearing period and are in good health when they are purchased by us. In addition, the hogs slaughtered in our slaughterhouse are also subject to inspections by our own certified veterinarians.

Production of Chilled and Frozen Pork Products. Our veterinarians ensure that only healthy hogs are slaughtered at our slaughterhouse. We maintain all required licenses and certificates from central and local government authorities with regard to our pork production business. In October 2007, we were awarded certifications ISO 9001 and ISO14001. The ISO 9001 certification relates to our production, research and development and sales activities. The ISO 9001 certification indicates that our slaughterhouse and pork production operations comply with international standards of quality assurance established by the International Organization of Standardization. The ISO14001 was developed to provide a management system to help organizations reduce their environmental impact. The ISO14001 provides the framework for us to demonstrate our commitment to the environmental by reducing harmful effects on environment and providing evidence of continual improvement of environmental management.

When hogs arrive at the slaughterhouse, our certified veterinarians, together with the local Animal Husbandry Department inspectors, conduct a physical inspection of the hogs to ascertain whether they are fit for human consumption. Blood and urine samples are obtained from a random sample of hogs which are tested for disease. The hogs are then weighed and are quarantined for approximately six to twelve hours, during which time only water is provided to the hogs.

After the quarantine period has passed, we conduct another physical inspection of the hogs. This physical inspection is conducted jointly with the inspectors from the Animal Husbandry Department. Hogs that are found fit for human consumption will be slaughtered while those found to be deficient are immediately culled. We shower the hogs with water before and after slaughter to clean them. Instruments used for slaughtering and cutting up the carcasses are sterilized several times a day.

Quality control checks are conducted at all production stages to detect and remove meat that is spoiled or has been infected by bacteria. The appearance of the skin, internal organs and the meat itself is subject to physical observation and laboratory testing to see if the hog is diseased. Every hog that is slaughtered in our slaughterhouse is assigned a serial number so that a trace can be run on any processed hog. All of these quality control checks are conducted by our veterinarians and quality control staff.

A high level of hygiene is maintained at our slaughterhouse. All staff and visitors who enter the slaughterhouse must first put on protective clothing and be sterilized with disinfectant. All packaging materials used for meat also must be sterilized.

As of December 31, 2013, a total of 33 employees worked in our quality assurance program, of which 12 were quality control engineers and 21 were staff. All members of the quality control team are trained technicians with qualifications and experience in animal husbandry, quarantines and veterinary medicine.

Storage and Transportation of Pork Products

The pork products from freshly slaughtered hogs at our slaughterhouse are blast frozen after slaughtering to prevent deterioration of the meat caused by bacteria or chemical changes. Frozen meat is stored at a temperature of between –9.4℉ (–23℃) and –0.4℉ (–18℃) before being transported. Chilled meat is chilled to between 32℉ (0℃) and 39.2℉ (4℃) before being transported. The chilled and frozen pork is stored at our warehouse in Laifeng County or transported and stored at our warehouse in Wuhan City. We transport our chilled and frozen pork with a 12 temperature-controlled truck fleet between warehouse and to our customers. The chilled and frozen pork is maintained within the requisite temperature ranges during subsequent handling, transportation and distribution to retain freshness and to prevent deterioration of the meat.

Sales, Marketing and Distribution

Our key customers are principally supermarkets, meat distributors, warehouse club stores, food retailers, foodservice distributors, restaurant operators, hotel chains, and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors in China. For the years ended December 31, 2013 and 2012, Wuhan Zhongbai accounted for 24% and 21% of our total sales, respectively. We do not currently maintain any contract with Wuhan Zhongbai. Any extended discontinuance of sales to this customer could, if not replaced, will have a material impact on our operations. No other single customer or customer group represented more than 10% of our 2013 and 2012 sales. No material amount of our business is dependent on government contracts.

As of December 31, 2012, we had sales offices in Laifeng County, Enshi Tujia and Miao Autonomous Prefecture and Wuhan City in China.

We market our pork products through our sales team by developing potential dealers, agents and wholesalers, and to maintain the existing network by assisting our sellers. Our sales team is responsible for securing orders for our pork products, maintaining and building relationships with existing customers and for securing new customers. Our sales team is also involved in identifying new markets in line with the existing customer base and our geographical expansion plans.

In China, one of the main obstacles to expanding market share and developing national brands has been logistical management. Over the years, we have built a video-monitored logistical system that includes two temperature adjustable warehouses, each in Laifeng County and Wuhan City, where our sales offices are located, and 12 temperature-controlled trucks. Our logistical system that allow us to better preserve the meat and to expand our market scope by delivering food to farther retail points. Our temperature adjustable warehouse capability, although totals approximately 5,230 cubic meters, falls short of the amount of products that our slaughterhouse could product in its full capacity. As a result, we are currently utilizing less than one third of our production capacity at our slaughterhouse. We regard our logistics capabilities as a key to our growth strategy. We intend to construct new warehouse facilities with walk-in coolers and freezers if and when we are able to secure additional funding for these construction projects.

Retail Operations

We have successfully established a vertically integrated fresh meat and meat products supply chain from farming, slaughtering, cutting, processing and wholesaling to retailing via an exclusive network of specialty boutique stores and supermarket brand counters. We believe that by broadening awareness of our entire product line, our retail stores will help drive the revenues of all of our business lines, including the revenues from our wholesale channels.

Specialty Retail Stores. Our products are distributed through specialty boutique-type retail stores that are owned and operated by third parties. All these specialty retail stores have the same interior decorations and physical layout designed by us, targeting the middle and high income class that desire and can afford high quality goods and services. For these specialty retail stores, we provide operators with refrigerated showcases, signage, uniforms, labels and packaging, technical assistance, and permission to sell our products under our brand names. These independent operators agree to exclusively sell our products, and may sell other products only with our consent. These specialty retail stores are managed following our management guidelines and pricing policies. The independent operators are responsible for payment of their own taxes and government fees, leasing expenses, and other operating costs. We generally reward high-volume operators with discounts and incentives on a case-by-case basis. We sell our products to these specialty stores at prices for profit. We do not collect any commission from these resellers. As of December 31, 2013, there were 38 such specialty boutique retail stores owned and operated by independent operators.  These stores provide high visibility and brand name recognition for our quality products by having our brand names in their storefronts.

“Anpulo” Supermarket Counters. We also have established “Anpulo” supermarket counters in supermarkets and local markets. As of December 31, 2013, there were 66 “Anpulo” supermarket counters. The counters are exclusive purveyors of our meats and meat products. We have sole discretion in determining the sales prices and product selection. The sales personnel working at these supermarket counters are hired by us and are employees of our Company. A majority of the “Anpulo” counters at supermarkets use our standardized physical design and layout in addition to following related rules and guidelines provided by the supermarket partners. We pay these supermarkets a charge of a fixed percentage of our sales. We directly sell our products to retail customers shopping at these supermarket counters.

Research and Development

Research and development continues to be a significant component of our strategy to extend our existing brands and product lines and expand into new branded items and product lines. From early 2009 to middle 2011, we collaborated with Huazhong Agricultural University and Hubei Normal University to analyze the formation of “Linhaotuzhu” meat and examine its value by its look, taste, nutrition and its processed-product potential. Our collaboration with the two universities ended in 2011 after the project was completed.

During 2012, we launched 15 new products that were developed in our technology center by our own in-house research personnel. As of November 30, 2013, we had over 30 new products under development. At such date, we have yet to ascertain the timeframe by which the development can be completed. The total cost of developing these products was estimated around $80,000. We require additional financing to continue these product development projects. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resource – Requirement for Additional Funding.”

We focus our research and development efforts on improving our development efficiency and the quality and the market acceptance of our products offering. In the fiscal years ended December 31, 2013 and 2012, we spent $27,848 and $23,505, respectively, on research and development activities. The cost of such research and development activities includes wages related to research and development personnel and expenses related to consumption of research materials. As of November 30, 2013, our research and development team consisted of five experienced researchers and developers. In addition, some of our support employees regularly participate in our research and development programs.

Intellectual Property

We regard brand positioning as the core of our competitive strategy. Since the ultimate aim of our business strategy is to satisfy the customer, gaining a valued position in the minds of customers is of paramount importance. Our branding process seeks to create a unique identity and to properly position our brand platform. To protect our brand position, we have registered our “Anpulo” logo as a trademark in pork product category and “Linhaotuzhu” logo as a trademark in sausage category.

We cannot give any assurance that the protection afforded our intellectual property will be adequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See “Risk Factors - Risks Related to Our Business - Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.”

Competition

The production and sale of meat and food products in China are highly competitive. Our pork products compete with several large and small regional pork processors. The principal competitive elements are price, product safety and quality, brand identification, breadth and depth of product offerings, availability of products, customer service and credit terms.  In the retail supermarket industry, our products compete with the premium pork product line of COFCO Corporation. COFCO Corporation has greater resources, owns or controls more processing plants and equipment, or offer a larger product line than we do. In addition, a number of the world's largest food processing companies have recently established joint ventures with food manufacturers or producers in China, and we expect competition from these ventures to increase in the future.

Our competitive strategy is to increase and sustain consumer demand and loyalty by raising safe and healthy food awareness and educating customers of our premium pork products in our marketing activities, increase brand recognition, and build support for our pricing policies.

Government Regulation

The PRC government is actively promulgating a plan for “safe meat” and is taking various measures to raise the proportion of slaughtering automation to over 70% of all meat and actively enforce authorized slaughtering and quarantine. Special grants, subsidized financing, preferential tax policies, governmental funding and other subsidies are provided to well-performing enterprises in order to acquire technology and equipment in meat processing. Such government incentives provide competitive advantages and opportunities to well-performing companies because such policies work to raise the bar for entering the industry and to eliminate inefficient companies in the industry. We expect such government support for the processing of agricultural products to continue for a number of years in the foreseeable future. However, the determination as to whether we can continue to benefit from such government programs in the future will depend on how the government administers its incentive programs and how well we perform. If we maintain the current trend in our performance, it is possible we may obtain further government support through such incentive programs.

In February 2009, the Standing Committee of the National People’s Congress of China issued the Food Safety Law. Any enterprise engaged in the production, processing, sale, import and export, and inspection of food and food-related products must comply with the Food Safety Law, which prescribes the licenses and safety requirements in respect of food, food additives, food containers, food packaging materials, detergents and disinfectants, food utensils and equipment, as well as food safety standards, assessment of food safety risks and management of food safety accidents. According to the Food Safety Law, any enterprise engaged in production of food must obtain a food production license from the competent quality inspection administration authority at or above the county level.

In December 2009, the PRC Ministry of Commerce issued the Hog Slaughtering Industry Development Guidelines for 2010-2015. The guidelines state that the government will control the number of slaughterhouse in China and specifically that there should be less than four slaughterhouse in urban areas of municipalities and cities with a resident population of five million or more, and less than two slaughterhouse in urban areas of other cities at or above the prefecture level.

Government and consumers take the food safety as one of their top priorities. With the government support, the consolidation of the industry is accelerating.

We are also subject to stringent environmental regulations. See “Risk Factors - Risks Relating to Our Business - Our failure to comply with increasingly stringent environmental regulations and related litigation could result in significant penalties, damages and adverse publicity for our business.”

Employees

As of December 31, 2013, we employed 330 employees, of whom four were certified veterinarians, 120 were operating personnel, 169 were sales personnel, five were research and development personnel and 32 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

ITEM 1A.	Risk Factors

The risks below are those that we believe are the material risks that we currently face, but are not the only risks facing us and our business.  If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

Risks Relating to Our Financial Conditions and Capital Requirements

We will require additional capital resource to meet our ongoing obligations and anticipated operations for the next twelve months.

Our cash reserves are not sufficient to meet our ongoing obligations and anticipated operations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock or renewing our current obligations with loaners. We may also seek to obtain short-term loans from our directors or unrelated parties. If we raise additional capital through the issuance of equity, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. If we seek to raise additional capital through the issuance of debt or its equivalents, which will be more difficult for us for our high debt-to-assets ratio described in more details below, the incurrence of indebtedness, will result in increased interest expense and, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that impede our ability to manage our operations.

If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. If we are unable to operate at a reduced scale, we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Our operations are cash intensive so we are generally at high risks of encountering cash flow problems.

We expend a significant amount of cash in our operations, principally to fund hogs procurement.  Our suppliers typically require payment in full upon delivery.  In turn, we typically require our customers of chilled and frozen pork to make payment in full on delivery, although we offer some of our long-standing customers’ credit terms.  We generally fund most of our working capital requirements out of cash flow generated from operations.  Because our operations are cash intensive, we are at high risks of having insufficient cash flow to fund our operating costs if we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivable.

We have over $15 million debt due in the next three years and a high debt-to-assets ratio.

We have over $15 million in debt obligations due in the next three years. We have historically carried large debt and have been able to meet our debt obligations. However, if we fail to secure additional financing for the next twelve month period, or if we fail to obtain further financing or start to generate sufficient cash from operations a year from now and beyond, we could default on our debts when they become due. As a result, we may face serious adverse consequences, including acceleration of debts and penalty for defaults, and eventually bankruptcy.

In addition, our debt to assets ratio is 78% as a result of carrying large debts.  Our assets are highly leveraged among the comparable companies. We anticipate that it will be generally difficult for us to obtain additional loans. If we cannot alternatively secure equity financing at acceptable terms, as previously discussed we will have to scale down or even cease our operations.

Half of our cash reserves are held in personal bank accounts in the name of our cashiers, accountants and Chairman, Chief Executive Officer and principal shareholder.

At December 31, 2013, we had approximately cash reserve of $1.4 million, among which $0.7 million cash was held by our cashiers, accountants and Mr. Wenping Luo, our President, Chief Executive Officer, and Director on behalf of us which was presented as other current assets in our financial statements. If our cashiers or accountants act against the Company’s instructions with respect to the Company’s cash held in their personal accounts, or if Mr. Wenping Luo utilizes the Company’s fund in this personal accounts for any other purpose but the in the Company’s interest, we will not able to resort to any legal remedies. In either of the forgoing cases, we will face a significant and direct economic loss and further stressed cash flow and even sever interruption to the daily operation as a result a lack of capital.

Risks Relating To Our Business

If the chilled and frozen pork market in China does not grow as we expect, our results of operations and financial condition may be adversely affected.

We believe chilled and frozen pork products have strong growth potential in China and, accordingly, we have continuously increased our sales of chilled and frozen pork.  If the chilled and frozen pork market in China does not grow as we expect, our business may be harmed, we may need to adjust our growth strategy and our results of operations may be adversely affected.

We may be unable to anticipate changes in consumer preferences for processed meat products, which may result in decreased demand for our products.

Our continued success in the processed meat products market is in large part dependent on our ability to anticipate and develop products that appeal to the changing tastes, dietary habits and preferences of our customers. If we are not able to anticipate and identify new consumer trends and develop new products accordingly, demand for our products may decline and our operating results may be adversely affected.  In addition, we may incur significant costs relating to developing and marketing new products or expanding our existing product lines in reaction to what we perceive to be a consumer preference or demand. Such development or marketing may not result in the level of market acceptance, volume of sales or profitability anticipated.

We utilize our exclusive network of independently operated specialty retail stores and supermarket brand counters to sell a significant portion of our products and maintain our brand image, and should they perform poorly, our revenues and brand image could be materially and adversely affected.

In addition to our sales to wholesale customers, we sell our products through specialty retail stores owned and operated by resellers of our products with whom we have arrangements to sell our product under the Anpulo brand name, and supermarket counters where we hire our own employees to operate and manage them. All of these retail outlets exclusively sell our pork products and display the “Anpulo” logo on the outside of the stores. For the years ended December 31, 2013 and 2012, these retail outlets accounted for approximately 64% and 67%, respectively, of our total revenue. Any significant deterioration in the sales performance of our retail outlets could adversely affect our financial results. In addition, any sanitation, hygiene or food quality problems that might arise from the retail outlets could adversely affect our brand image and lead to a loss of sales.

Our retails rely on the performance of independently owned and operated stores and supermarkets for the success of our sales, and should they perform poorly or give priority to our competitors’ products, our sales performance and branding image could be materially and adversely affected.

We retail our products through independently owned and operated stores and counters at supermarkets, which in turn sell the products to end consumers. Any significant deterioration in the sales performance of the independent stores or overall popularity of the supermarkets, could adversely affect the performance of our products. Furthermore, the supermarkets at which our counters situate could carry products that directly compete with our products for retail space and consumer purchases. There is a risk that these supermarkets may give higher priority to products of, or form alliances with, our competitors. If the supermarkets do not provide our products with similar levels of promotional support, our sales performance and brand imaging could be adversely affected.

The loss of any of our significant customers could reduce our revenues and our profitability.

Our key customers are principally wholesalers and distributors, supermarkets and large retailers in China. For the years ended December 31, 2013 and 2012, Wuhan Zhongbai Chain Warehouse Supermarket Co., Ltd. accounted for 24% and 21% of our sales, respectively.  If we lose Wuhan Zhongbai Chain Warehouse Supermarket Co., Ltd. as a customer or any customer who becomes to account for a major portion of our sales, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.

We may experience difficulties in maintaining long-term relationships with customers who do not currently have a contract with us, which will harm our ability to maintain a steady sales level.

Some of our customers including our current largest customer Wuhan Zhongbai Chain Warehouse Supermarket Co., Ltd. (“Wuhan Zhongbai”), purchase our products through spot orders without contracts. These customers would incur almost no immediate economic cost if they abandon their business relationship with our Company and place orders with other meat product suppliers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with these customers, a loss of order volumes from them, or a significant reduction in their purchase orders could have a material adverse effect on our business, financial condition and results of operations. In particular, if we lose part or all of the orders from Wuhan Zhongbai, we will experience immediate and considerable decrease in our revenue and profit, and face a further stressed cash flow, without remedies that would have been available to us if we had a contract.

If there are any interruptions to or a decline in the amount or quality of hog supply, our production or sales could be materially and adversely affected.

Live native hogs and raw pork are the principal raw materials used in our production. We do not rear hogs, but instead purchase them from suppliers who aggregate supply from local pig farms and individual farmers who only raise one or two pigs in their backyards. Suppliers may not be able to provide live hogs of desired quantity or quality to meet our requirements. Though we are currently not dependent on any one particular supplier for a 10% or more portion of live native hogs, any interruptions to or decline in the amount or quality of live hogs could materially disrupt our production and adversely affect our business. We are vulnerable to increases in the price of live hogs and other operating costs, and we may not be able to entirely offset increasing costs by increasing prices. If we are unable to entirely offset cost increases by raising prices, our profit margins and financial condition could be adversely affected.

The loss of senior management or key research and development personnel or our inability to recruit additional personnel may harm our business.

We are highly dependent on our senior management to manage our business and operations and our key research and development personnel for the development of new processing technologies and food products and the enhancement of our existing products.  In particular, we rely substantially on our founder, Chairman and Chief Executive Officer, Mr. Wenping Luo to manage our operations.  We also depend on our key research personnel for the development of new products and manufacturing methods, on our key information technology and logistics personnel for the production, storage and shipment of our products and on our key marketing and sales personnel, engineers and other personnel with technical and industry knowledge to transport, market and sell our products.  We do not maintain key man life insurance on any of our senior management or key personnel.  The loss of any one of them, in particular Mr. Luo, would have a material adverse effect on our business and operations.  Competition for senior management and our other key personnel is intense and the pool of suitable candidates is limited.  We may be unable to locate a suitable replacement for any senior management or key personnel that we lose.  In addition, if any member of our senior management or key personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.  Although each of our senior management and key personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we may not be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key personnel.

We compete for qualified personnel with other food processing companies, food retailers, logistics companies and research institutions.  Intense competition for these personnel could cause our compensation costs to increase significantly, which could have a material adverse effect on our results of operations.  Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel.  If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

Any disruptions to our processing facility may materially and adversely affect our business, financial condition and results of operations.

The loss of our sole hog processing facility could adversely affect our business. Any of our processing facility, equipment or installed production lines could suspend or cease operations unexpectedly due to a number of events or circumstances, including problems with our electricity or water supply, equipment failures, regulatory noncompliance, labor disruptions, fires, floods, earthquakes, acts of war or other catastrophes. While we seek to operate our facility in compliance with all applicable rules and regulations and take measures to minimize the risks of disruption at our facility, a material disruption at our processing facility could prevent us from meeting customer demand, reduce our sales and/or negatively impact our business, financial condition and results of operations.

We require various licenses and permits to operate our business, and the loss of, failure to renew or failure to obtain any or all of these licenses and permits could require us to suspend some or all of our production or distribution operations.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business, including, without limitation, a slaughtering permit for our chilled and frozen pork production facility, a permit for production of industrial products for our processed meat production facilities, and permits for distribution of our pork products.  We are required to comply with applicable hygiene and food safety standards in relation to our production and distribution processes. Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with applicable regulations.  Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production or distribution operations, which could disrupt our operations and adversely affect our revenues and profitability.

Damages not covered by our insurance might result in losses for us, which could have an adverse effect on our business.

As is typical in our business, our plants, distribution centers, and vehicles, among others, are insured. However, our insurance is limited. We do not carry director and officer insurance which could incur substantial financial burdens on us if under our memorandum and articles of association we ought to defend our directors and officers in a claim brought against or indemnify them against judgments, fines and amounts paid in settlement.

In addition, certain kinds of losses cannot be insured against, and our insurance policies are subject to liability limits and exclusions. If an event that cannot be insured occurs, or the damages are higher than our policy limits, we may incur significant costs. In addition, we could be required to pay indemnification to parties affected by such an event.

Furthermore, even where we incur losses that are ultimately covered by insurance, we may incur additional expenses to mitigate the loss, such as shifting production to another facility. These costs may not be fully covered by our insurance.

If our pork products become contaminated, we may be subject to product liability claims and product recalls.

Pork products may be subject to contamination by disease producing organisms.  These organisms are generally found in the environment and as a result, regardless of the manufacturing practices employed, there is a risk that they could be present in our processed pork products as a result of food processing.  Once contaminated products have been shipped for distribution, illness and death may result if the organisms are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by regulatory agencies and may have a material adverse effect on our business, reputation, prospects, results of operations and financial condition.

Regulatory enforcement crackdowns on food processing companies in China could increase our compliance costs and reduce our profitability.

We believe we are in compliance in all material respects with all applicable regulatory requirements of China and all local jurisdictions in which we operate. However, the PRC government authorities have taken certain measures to maintain China's food market in good order and to improve the integrity of China's food industry, such as enforcing full compliance with industry standards and closing certain food processing companies in China that did not meet regulatory standards. While the closing of competing meat processing plants that do not meet regulatory standards could increase our revenues in the long term, we may also experience increased regulatory compliance costs that could reduce our profitability.

Our failure to comply with increasingly stringent environmental regulations and related litigation could result in significant penalties, damages and adverse publicity for our business.

Our operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. In addition, under PRC environmental regulations, we are required to obtain an approval on environmental impact assessment before the construction of our production facilities, and we are further required to undergo environmental protection examinations and obtain acceptance approval from the relevant governmental authorities after we complete the installation of our manufacturing equipment and before we commence commercial production. Failure to comply with any laws and regulations and future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity.

We have incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations. We cannot assure you that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

If the global economy experiences another downturn or crisis, potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements, our ability to meet short-term and long-term commitments and our ability to grow our business; each could adversely affect our results of operations, cash flows and financial condition.

The global economy has recently experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the credit markets, particularly for short-term borrowings from banks in China, as well as the capital markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Disruptions in the credit and capital markets, as have been experienced since mid-2008, could adversely affect our ability to draw on our short-term bank facilities. Our access to funds under these credit facilities is dependent on the ability of the banks that are parties to those facilities to meet their funding commitments, which may be dependent on governmental economic policies in China. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Long-term disruptions in the credit and capital markets, similar to those that have been experienced since mid-2008, could result from uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions and could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, and reducing or eliminating discretionary uses of cash.

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products and increased incidence of customers' inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. These events would adversely affect our results of operations, cash flows and financial position.

Our growth strategy may prove to be disruptive and divert management resources, which could adversely affect our existing businesses.

Over the last three years, we increased our retail locations from 68 to 156, including specialty retail stores and “Anpulo” supermarket counter locations. Our growth strategy includes the continued expansion of our retail locations. In addition, when our financial position permits, we intend to expand our network of sales offices and warehouses to additional cities in China. The implementation of such strategy involves present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly hired employees, assumption of unknown liabilities and potential disputes. We also could experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

We may be unable to maintain our profitability in the face of a consolidating retail environment in China.

We sell substantial amounts of our products to supermarkets and large retailers.  The supermarket and food retail industry in China has been, and is expected to continue, undergoing a trend of development and consolidation. As the retail food trade continues to consolidate and our retail customers grow larger and become more sophisticated, they may demand lower pricing and increased promotional programs. Furthermore, larger customers may be better able to operate on reduced inventories and potentially develop or increase their focus on private label products.  If we fail to maintain a good relationship with our large retail customers, or maintain a wide offering of quality products, or if we lower our prices or increase promotional support of our products in response to pressure from our customers and are unable to increase the volume of our products sold, our profitability could decline.

Our operating results may fluctuate from period to period and if we fail to meet market expectations for a particular period.

Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors, including seasonal variations in live hog supply and processed meat products consumption. For example, demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter.  Our production and sales of chilled and frozen pork are generally lower in the summer due to a lower supply of live hogs, as well as a slight drop in meat consumption during the hot summer months.  Interim reports may not be indicative of our performance for the year or our future performance, and period-to-period comparisons may not be meaningful due to a number of reasons beyond our control.  We cannot assure you that our operating results will meet the expectations of market analysts or our investors.

Our largest shareholder has significant influence over our management and affairs and could exercise this influence against your best interests.

As of March 14, 2014, Mr. Wenping Luo, our founder, Chairman and Chief Executive Officer and our largest shareholder, along with his wife, beneficially owned approximately 74.8% of our outstanding common shares, and our other executive officers and directors collectively beneficially owned an additional 0.16% of our outstanding common shares. As a result, pursuant to our memorandum of association and articles of association and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our company, including, but not limited to, any shareholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our memorandum of association and articles of association. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our management, including our President, Chief Executive Officer, Chief Financial Officer and our directors, has never been responsible for managing a publicly traded company with active operational activities and has no trainings or experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP. Our management’s lack of public company experience could impair our ability to comply with federal securities laws and make required disclosures on a timely basis including those imposed by Sarbanes-Oxley Act of 2002. Our management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting. We cannot be certain that the measures we have undertaken to comply with Section 404 will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our share price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the national securities exchanges and the inability of registered broker-dealers to make a market in our common shares, which could reduce our share price.

Our classified board structure may prevent a change in our control.

Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2014, 2015 and 2016. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the shareholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our shareholders.

We may not pay dividends.

We have not previously paid any cash dividends, and we do not anticipate paying any dividends on our common shares. We cannot assure you that our operations will continue to result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flows. Furthermore, there is no assurance our Board of Directors will declare dividends even if we are profitable. Dividend policy is subject to the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors. If we determine to pay dividends on any of our common shares in the future, we will be dependent, in large part, on receipt of funds from Anpulo Laifeng. See “Dividend Policy.”

We are an “emerging growth company” under the jobs act and any decision on our part to comply with certain reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to opt out of the extended transition period for complying with the revised accounting standards.

Our status as an “emerging growth company” under the jobs act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reports are not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Risks Relating To Our Industry

An outbreak of A/H1N1 influenza (commonly referred to as “swine flu”) or other diseases could adversely affect our business, results of operations and financial condition.

A spread of A/H1N1 influenza such as that which occurred in 2009 and 2010, or any outbreak of other epidemics in China affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in China and surrounding regions, any of which could have a material adverse effect on our operations and sales revenue. Negative association of the A/H1N1 flu with hogs and pork products, since it is commonly referred to by laypersons as “swine flu”, could have a negative impact on sales of pork products. Moreover, our facilities and products may be affected by A/H1N1 flu or similar diseases in the future, or that the market for pork products in China may decline as a result of fear of such an outbreak. If either case should occur, our business, results of operations and financial condition would be adversely and materially affected.

The hog slaughtering and processed meat industries in China are subject to extensive government regulation, which is still evolving and could adversely affect our ability to sell products in China or increase our production costs.

The hog slaughtering and processed meat industries in China are heavily regulated by a number of governmental agencies, including primarily the Ministry of Agriculture, the Ministry of Commerce, the Ministry of Health, the General Administration of Quality Supervision, Inspection and Quarantine and the State Environmental Protection Administration. These regulatory bodies have broad discretion and authority to regulate many aspects of the hog slaughtering and processed meat industries in China, including, without limitation, setting hygiene standards for production and quality standards for processed meat products. In addition, the hog slaughtering and processed meat products regulatory framework in China is still in the process of being developed. If the relevant regulatory authorities set standards with which we are unable to comply or which increase our production costs and hence our prices so as to render our products non-competitive, our ability to sell products in China may be limited.

The hog slaughtering and processed meat industries in China may face increasing competition from both domestic and foreign companies, as well as increasing industry consolidation, which may affect our market share and profit margin.

The hog slaughtering and processed meat industries in China are highly competitive. Our processed meat products are targeted at mid- to high-end consumers, a market in which we face increasing competition, from both domestic and foreign suppliers. See “Description Business-Competition”. In addition, the evolving government regulations in relation to the hog slaughtering industry has driven a trend of consolidation through the industry, with smaller operators unable to meet the increasing costs of regulatory compliance and therefore at a competitive disadvantage. We believe that our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition is largely dependent upon our ability to distinguish our products and services.

Our current or potential competitors may develop products of a comparable or superior quality to ours, or adapt more quickly than we do to evolving consumer preferences or market trends. In addition, our competitors in the raw meat market may merge or form alliances to achieve a scale of operations or sales network which would make it difficult for us to compete. Increased competition may also lead to price wars, counterfeit products or negative brand advertising, all of which may adversely affect our market share and profit margin. In an effort to expand market share or enter into new markets, some of our competitors have used, and we expect they will continue to use, aggressive pricing strategies, greater incentives and subsidies for distributors, retailers and customers. If their efforts are successful, our market share and profit margin may be adversely affected. Furthermore, consolidation among industry participants in China may potentially result in stronger domestic competitors better able to compete as end-to-end suppliers as well as competitors more specialized in particular areas and geographic markets. We may not be able to compete effectively with our current or potential competitors, and our inability to compete successfully against competitors could result in lost customers, loss of market share and reduced operating margins, which would adversely impact our results of operations.

The outbreak of animal diseases or other epidemics could adversely affect our operations.

An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in China affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in China and surrounding regions, any of which could have a material adverse effect on our operations and turnover. In 2006, there was an outbreak of streptococcus suis in hogs, principally in Sichuan province, PRC, with a large number of cases of human infection following contact with diseased hogs. There also were unrelated reports of diseased hogs in Guangdong province, PRC. Our procurement and production facilities are located in Henan province, PRC and were not affected by the streptococcus suis infection. In 2010, there were reports of an outbreak of foot-and-mouth disease in several provinces in China, such as Guangdong, Gansu, Jiangxi, Xinjiang and Tibet, and tens of thousands of hogs were culled after such disease outbreak in 2010. In addition, in 2010 and 2011, there have been reports of outbreaks of foot-and-mouth disease in countries and regions near China, such as in Japan and South Korea. Such outbreaks could spread to China. There can be no assurance that our facilities or products will not be affected by an outbreak of this disease or similar ones in the future, or that the market for pork products in China will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

Consumer concerns regarding the safety and quality of food products or health concerns could adversely affect sales of our products.

Our sales performance could be adversely affected if consumers lose confidence in the safety and quality of our products. Consumers in China are increasingly conscious of food safety and nutrition. Consumer concerns about, for example, the safety of pork products, or the safety of food additives used in processed meat products, could discourage them from buying certain products and cause our results of operations to suffer. Specifically in 2011, there was some negative publicity regarding the quality and safety of some of our competitors’ meat products. While we believe that we maintain an advanced system for quality assurance and control, our operations may be impacted by the deteriorating reputation of the food industry in China due to recent food safety scandals.

We may be subject to substantial liability should the consumption of any of our products cause personal injury or illness and, unlike most food processing companies in the United States, we do not maintain product liability insurance to cover our potential liabilities.

The sale of food products for human consumption involves an inherent risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or degeneration, including the presence of foreign contaminants, chemical substances or other agents or residues during the various stages of the procurement and production process. The PRC Food Safety Law which became effective on June 1, 2009 enhances the supervision and examination of governmental authorities over food production and provides that no exemption from such inspections and examinations shall be permitted. While we are subject to governmental inspections and regulations, we cannot assure you that consumption of our products will not cause a health-related illness in the future, or that we will not be subject to claims or lawsuits relating to such matters.

Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image. Unlike most food processing companies in the United States, but in line with industry practice in China, we do not maintain product liability insurance. Furthermore, our products could potentially suffer from product tampering, contamination or degeneration or be mislabeled or otherwise damaged. Under certain circumstances, we may be required to recall products. Even if a situation does not necessitate a product recall, we cannot assure you that product liability claims will not be asserted against us as a result. A product liability judgment against us or a product recall could have a material adverse effect on our revenues, profitability and business reputation.

Our product and company name may be subject to counterfeiting and/or imitation, which could have an adverse effect upon our reputation and brand image, as well as lead to higher administrative costs.

We regard brand positioning as the core of our competitive strategy, and intend to position our “Anpulo” and “Linghaotuzhu” brand to create the perception and image of health, nutrition, freshness and quality in the minds of our customers. There have been frequent occurrences of counterfeiting and imitation of products in China in the past. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could negatively affect our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, injury or death to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We have registered our “Anpulo” and “Linhaotuzhu” as trademarks in China for the product categories for which they are currently used. However, there can be no assurance that additional applications, if any, we make to register such mark, or any other trade name or trademark we may seek to register, will be approved and/or that the right to the use of any such trademarks outside of their respective current areas of usage will not be claimed by others. We also own the rights to two domain names that we use in connection with the operation of our business. We believe that such trademarks and domain names provide us with the opportunity to enhance our marketing efforts for our products. Failure to protect our intellectual property rights may undermine our marketing efforts and result in harm to our reputation and the growth of our business.

PRC intellectual property-related laws and their implementation are still under development. Accordingly, intellectual property rights in China may not be as effective as in the United States or many other countries. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be in our favor. Given the relative unpredictability of China's legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation in a timely manner or at all. Furthermore, any such litigation may be costly and may divert management attention away from our business and cause us to expend significant resources. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. We have no insurance coverage against litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All of the foregoing factors could harm our business and financial condition.

Risks Relating To Conducting Business in China

Substantially all of our assets and operations are located in China, and substantially all of our revenue is sourced from China. Accordingly, our results of operations and financial position are subject to a significant degree to economic, political and legal developments in China, including the following risks:

We derive virtually all of our revenues from sales in China and a general economic downturn, a recession or a sudden disruption in business conditions in China could have a material adverse effect on our business and financial condition.

Consumer spending is generally affected by a number of factors, including general economic conditions, the level of unemployment, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. In addition, sudden disruption in business conditions as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending.

All of our revenues are generated from sales in China.  We anticipate that revenues from sales of our products in China will continue to represent a substantial proportion of our total revenues in the near future.  A downturn in the economy in China, any recession or a sudden disruption of business conditions in China's economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our business, financial condition and results of operations.

Changes in the political and economic policies of the PRC government, including those that are intended to address the rising inflation rates in China, could have a material adverse effect on our operations.

Our business operations may be adversely affected by the political and economic environment in China. China has operated as a socialist state since 1949 and is controlled by the Communist Party of China. As such, the economy of China differs from the economies of most developed countries in many respects, including, but not limited to:

●	structure	●	capital re-investment
●	government involvement	●	allocation of resources
●	level of development	●	control of foreign exchange
●	growth rate	●	rate of inflation

In recent years, however, the government has introduced measures aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Nonetheless, a substantial portion of productive assets in China is still owned by the PRC government. Changes in the political leadership of China may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in China, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in China have been more successful in certain provinces in China than in others, and the continuation or increases of such disparities could affect the political or social stability in China.

Although we believe the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development in China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn materially adversely affect the price at which our shares trade.

Furthermore, in recent years the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. These factors have led to the adoption by the PRC government, from time to time, of various measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may cause the PRC government to impose controls on credit and/or prices, or to take other actions, which could result in a slowdown in economic activity in China, adversely affect the market demand for our products or increase the financing costs of our Company. In addition, if prices for our products increase at a rate that is insufficient to compensate for the rise in the cost of hogs and other supplies due to inflation, and we are unable to mitigate these inflation increases through customer pricing, our profitability may be reduced and our growth prospects may be negatively impacted.

Social conditions in China could have a material adverse effect on our operations as the PRC government continues to exert substantial influence over the manner in which we must conduct our business activities.

The government of China has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe our operations in China are in compliance with all applicable legal and regulatory requirements. However, the central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Were the PRC government, or local municipalities, to limit our ability to develop, produce, import or sell our products in China, or to finance and operate our business in China, our business could be adversely affected.

We rely on contractual arrangement with Anpulo Laifeng and its shareholders for the operation of our domestic business in China, which may not be as effective as direct ownership. If Anpulo Laifeng and its shareholders fail to perform their obligations under these contractual arrangements, we may have to resort to litigation or arbitration to enforce our right, which may be time-consuming, unpredictable, expensive and damaging to our operations and reputation.

We have relied and expect to continue to rely on contractual arrangements with Anpulo Laifeng to operate our domestic business. For a description of these contractual arrangements, see “Description of Business- Our Corporate Structure- Control Agreements”. These contractual arrangements provide us with effective control over domestic entity and allow us to obtain economic benefit from it. Although we have been advised by our PRC counsel, Kai Tong Law firm, that these contractual arrangements are in compliance with current PRC laws, these contractual arrangements may not be effective in providing control as direct ownership. For example, Anpulo Laifeng and its shareholders could breach their contractual arrangements with us by failing to operate our domestic business in an acceptable manner or taking other actions that are detrimental to our interests. In addition, if the shareholders of Anpulo Laifeng refuse to transfer their equity interests in Anpulo Laifeng to us or our designee when we exercise our call option pursuant to these contractual arrangements, we may have to take legal actions to compel them to perform their contractual obligations.

If we were the controlling shareholder of Anpulo Laifeng with direct ownership, we would be able to exercise our rights as shareholders, rather than our rights under the powers of attorney, to effect changes to their boards of directors, which in turn could implement changes at the management and operational level. However, under the current contractual arrangements, as a legal matter, if Anpulo Laifeng or their respective shareholders fail to perform their obligations under these contractual arrangements, we may incur substantial costs to enforce such arrangements and rely on legal remedies under PRC law, which may not be sufficient or effective.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Under PRC law, rulings by arbitrators are final, parties cannot appeal the arbitration results in court and the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would incur additional expenses and delay. If we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Anpulo Laifeng and our ability to conduct our business may be negatively affected.

If we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, our business and operations in China could be disrupted, which could materially and adversely affect our results of operations and damage our reputation. See "—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect our ability to enforce our legal rights."

Recent regulatory reforms in China may limit our ability as a foreign investor to acquire additional companies or businesses in China, which could hinder our ability to expand in China and adversely affect our long-term profitability.

Our long-term business plan may include an acquisition strategy to increase the number or types of products we offer, increase our manufacturing or production capabilities, strengthen our sources of supply or broaden our geographic reach.  Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may limit our ability to acquire PRC companies and adversely affect the implementation of our strategy as well as our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce, the State-owned Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and the State Administration of Foreign Exchange jointly promulgated a new rule entitled “Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors” (the “M&A Rules”), which became effective on September 8, 2006 and were amended on June 22, 2009 by the Ministry of Commerce, relating to acquisitions by foreign investors of businesses and entities in China. The M&A Rules provide the basic framework in China for the approval and registration of acquisitions of domestic enterprises in China by foreign investors.

The M&A Rules establish additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex than in the past. After the promulgation of the M&A Rules, the PRC government can now exert more control over the acquisitions of Chinese companies, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise.

The M&A Rules stress the necessity of protecting national economic security in China in the context of foreign acquisitions of domestic enterprises. Foreign investors must comply with comprehensive reporting requirements in connection with acquisitions of domestic companies in key industrial sectors that may affect the security of the “national economy” or in connection with acquisitions of domestic companies holding well-known trademarks or traditional brands in China. Failure to comply with such reporting requirements that cause, or may cause, significant affect on national economic security may be terminated by the relevant ministries or be subject to other measures as are deemed necessary to mitigate any adverse effect.

Our business operations or future strategy could be adversely affected by the M&A Rules. For example, if we decide to acquire a PRC company, complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our PRC subsidiaries’ ability to distribute profits to us, or otherwise materially and adversely affect us.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in October 2005 named Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Return Investments via Overseas Special Purpose Vehicles, or the Circular 75, requiring PRC residents, including both legal persons and natural persons, to register with an appropriate local SAFE branch before establishing or controlling any company outside of China, referred to as an "offshore special purpose company," for the purpose of acquiring any assets of or equity interest in PRC companies and raising fund from overseas. When a PRC resident contributes the assets or equity interests it holds in a PRC company into the offshore special purpose company, or engages in overseas financing after contributing such assets or equity interests into the offshore special purpose company, such PRC resident shall modify its SAFE registration in light of its interest in the offshore special purpose company and any change thereof. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, long-term equity or debt investment or creation of any security interest over any assets located in China. PRC residents who have established or acquired direct or indirect control of offshore companies that have made onshore investments in China in the past were required to complete the registration procedures by March 31, 2006. Moreover, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing in a timely manner of SAFE registrations by the offshore holding company's shareholders who are PRC residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in fines and other liabilities under PRC laws for evasion of foreign exchange restrictions.

Our shareholders, who are PRC citizens or residents, have not completed the necessary applications and filings as required under SAFE Circular 75 and other related rules.  We have requested our shareholders, who are PRC citizens or residents to complete the required applications and filings. However, we cannot guarantee that they will complete the applications and filings or do so in a timely manner. As such, failure by any such shareholders or beneficial owners to comply with SAFE Circular 75, could subject themselves to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to contribute additional capital into or provide loans to our PRC subsidiaries and limit our PRC subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

In addition, the PRC National Development and Reform Commission, or the NDRC, promulgated a rule in October 2004 named the Interim Measures for the Administration of Examination and Approval of Overseas Investment Projects, or the NDRC Rule, which requires NDRC approvals for overseas investment projects made by PRC entities. The NDRC Rule also provides that approval procedures for overseas investment projects of PRC individuals must be implemented with reference to this NDRC Rule. However, there exist extensive uncertainties as to interpretation of the NDRC Rule with respect to its application to a PRC individual's overseas investment and, in practice, we are not aware of any precedents that a PRC individual's overseas investment has been approved by the NDRC or challenged by the NDRC based on the absence of NDRC approval. Our current beneficial owners who are PRC individuals did not apply for NDRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NDRC Rule may subject these persons or our PRC subsidiary to certain liabilities under PRC laws, which could adversely affect our business.

Fluctuations in the value of the RMB or further movements in exchange rates may have a material adverse effect on our financial condition and results of operations.

At present, all of our sales are denominated in RMB. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China's foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. However, the People's Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Following the removal of the U.S. dollar peg in July 2005, the RMB appreciated more than 20% against the U.S. dollar over the three years following such removal. While international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. dollar and other foreign currencies. On June 19, 2010, the People's Bank of China announced that it will allow a more flexible exchange rate for the RMB without mentioning specific policy changes, although it ruled out any large-scale appreciation. It is difficult to predict how long the current situation may last and when and how the RMB exchange rates may change going forward. As we rely entirely on dividends paid to us by our PRC subsidiaries, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of any dividends payable on our shares in foreign currency terms. Furthermore, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

As very limited types of hedging transactions are available in China to reduce our exposure to exchange rate fluctuations, we have not entered into any such hedging transactions. Accordingly, we cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign exchange losses in the future.

Governmental control of currency conversion may affect the ability of our company to obtain working capital from our subsidiaries located in China and the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB, which currently is not a freely convertible currency. Under our current structure, our income is primarily derived from the operations of Anpulo Laifeng. Shortages in the availability of foreign currency may restrict the ability of Anpulo Laifeng to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments relating to "current account transactions", including dividend payments, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from SAFE or its local branch is required where RMB is to be converted into foreign currency and remitted out of China for capital-account transactions, such as the repatriation of equity investment in the PRC and the repayment of the principal loans denominated in foreign currencies. Our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE, by complying with certain procedural requirements. Our PRC subsidiaries may also retain foreign currency in their respective current account bank accounts for use in payment of international current account transactions. However, we cannot assure you that the PRC government will not take measures in the future to restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Our PRC subsidiaries are subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our common shares.

We are a holding company incorporated in the British Virgin Islands and do not have any assets or conduct any business operations other than our investment in our operating subsidiaries in China.  As a result of our holding company structure, we rely entirely on contractual payments or dividends from our PRC subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses.  The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Each of our PRC subsidiaries, including Anpulo Laifeng, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of its respective registered capital. As a result, our PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends, loans or advances. We anticipate that in the foreseeable future our PRC subsidiaries will need to continue to set aside 10% of their respective after-tax profits to their statutory reserves.  Further, as Anpulo Laifeng in China have in the past, and may in the future, incur debt on their own, the instruments governing such debt may restrict such subsidiary's ability to make contractual or dividend payments to any parent corporation or other affiliated entity.  If we are unable to receive all of the funds we require for our operations through contractual or dividend arrangements with our PRC subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares.

Uncertainties with respect to the PRC legal system could adversely affect our ability to enforce our legal rights.

We conduct our business primarily through Anpulo Laifeng, our subsidiary in China. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and adversely affected. In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

It may be difficult to effect service of process upon us or our directors or senior management who live in China or to enforce any judgments obtained from non-PRC courts.

Our operations are conducted and our assets are located within China. In addition, our directors and all of our senior management personnel reside in China, where substantially all of their assets are located. You may experience difficulties in effecting service of process upon us, our directors or our senior management as it may not be possible to effect such service of process outside China. In addition, China does not have treaties with the United States and many other countries providing for reciprocal recognition and enforcement of court judgments. Therefore, recognition and enforcement in China of judgments of a court in the United States or certain other jurisdictions may be difficult or impossible.

Changes in China’s labor law restrict our ability to reduce our workforce in China in the event of an economic downturn and may increase our production costs.

In June 2007, the National People's Congress of China enacted new labor law legislation called the Labor Contract Law, which became effective on January 1, 2008. On September 18, 2008, the PRC State Council issued the implementing rules for the Labor Contract Law. The Labor Contract Law formalized workers' rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, the Labor Contract Law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, the law requires an employer to conclude an "employment contract without a fixed-term" with any employee who either has worked for the same employer for 10 consecutive years or more or has had two consecutive fixed-term contracts with the same employer. An "employment contract without a fixed term" can no longer be terminated on the ground of the expiration of the contract, although it can still be terminated pursuant to the standards and procedures set forth under the Labor Contract Law. Finally, under the Labor Contract Law, downsizing of either more than 20 people or more than 10% of the workforce may occur only under specified circumstances, such as a restructuring undertaken pursuant to China's Enterprise Bankruptcy Law, or where a company suffers serious difficulties in production and/or business operations, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the employment contract, thereby making the performance of such employment contract impossible. To date, there has been very little guidance as to how such circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within China are covered by the Labor Contract Law and thus, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns may be curtailed as a result of this regulation. Accordingly, if we face future periods of decline in business activity generally or adverse economic periods specific to our business, we expect that the Labor Contract Law will exacerbate the adverse effects of the economic environment on our results of operations and financial condition.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds we received from our public offerings to make loans to our PRC subsidiaries or to make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China through our PRC subsidiaries. In utilizing the proceeds we received from any offering, we plan to make loans to our PRC subsidiaries, whether currently in existence or to be formed in the future, or make additional capital contributions to our PRC subsidiaries.

Any loans we make to our PRC subsidiaries cannot exceed statutory limits and must be registered with SAFE or its local counterparts. Under applicable PRC law, the government authorities must approve a foreign-invested enterprise's registered capital amount, which represents the total amount of capital contributions made by the shareholders that have registered with the registration authorities. In addition, the authorities must also approve the foreign-invested enterprise's total investment, which is equal to the company's registered capital plus the amount of shareholder loans it is permitted to borrow under the law. The ratio of registered capital to total investment cannot be lower than the minimum statutory requirement. If we make loans to Anpulo Laifeng, our first-tier PRC subsidiary, that do not exceed its current maximum amount of borrowings, we will have to register each loan with SAFE or its local counterpart for the issuance of a registration certificate of foreign debts. In practice, it could be time-consuming to complete such SAFE registration process. Alternatively or concurrently with the loans, we might make capital contributions to Anpulo Laifeng, and such capital contributions involve uncertainties of their own. Further, SAFE promulgated a circular (known as Circular 142) on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises in August 2008 with respect to the administration of conversion of foreign exchange capital contributions of a foreign invested enterprise. The circular clarifies that RMB converted from foreign exchange capital contributions can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investments unless otherwise permitted.

We may not be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we receive from public offerings and to capitalize or otherwise fund our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

We may be subject to fines and legal sanctions by SAFE or other PRC government authorities if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee share incentive plan adopted by offshore listed companies for PRC citizens.

In February 2012, SAFE promulgated the Notice on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Offshore Listed Companies, or the Stock Option Rule, which terminated the Operating Procedures for Foreign Exchange Administration of Domestic Individuals Participating in Employee Stock Ownership Plans and Stock Option Plans of Offshore Listed Companies issued by SAFE on March 28, 2007. Under the Stock Option Rule, PRC citizens who participate in any stock incentive plan including employee stock holding plans, share option plans or similar plans in an offshore listed company are required, through a Chinese agent which could be a PRC subsidiary of the offshore listed company, to register with the relevant local SAFE branch and complete certain other procedures. We and our Chinese employees who have participated in our 2006 Equity Incentive Plan are subject to the Stock Option Rule. Failure to comply with these regulations may subject us or our Chinese employees to fines or other legal sanctions imposed by SAFE or other PRC government authorities. In addition, the State Administration of Taxation has issued several circulars concerning employee share options. Under these circulars, our employees working in China who exercise our share options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to make filings with relevant tax authorities related to employee share options and withhold individual income taxes resulting from the exercise of their share options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorizes or other PRC government authorities.

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The new PRC Enterprise Income Tax Law, or the EIT Law, that became effective January 1, 2008 provides that enterprises established outside of China whose "de facto management bodies" are located in China are considered "resident enterprises" and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income. A recent circular issued by the PRC State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by PRC enterprises or PRC group enterprises and established outside of China as "resident enterprises" clarified that dividends paid by such "resident enterprises" and other income paid by such "resident enterprises" will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when received or recognized by non-PRC resident enterprise shareholders. This recent circular also subjects such "resident enterprises" to various reporting requirements with the PRC tax authorities. Under the implementation regulations to the EIT Law, a "de facto management body" is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and assets of an enterprise. In addition, the recent circular mentioned above specifies that certain Chinese-invested enterprises controlled by PRC enterprises or PRC group enterprises will be classified as "resident enterprises" if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision-making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders' meetings; and half or more of senior management or directors having voting rights. As this circular only applies to enterprises established outside of China that are controlled by PRC enterprises or groups of PRC enterprises, we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises because our legal entities organized outside of the PRC are overseas incorporated enterprises controlled by individual PRC residents. In addition, we are not aware of any offshore holding companies with a corporate structure similar to ours that has been deemed a PRC "resident enterprise" by the PRC tax authorities.

However, as the tax residency status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body” as applicable to our offshore entities. If we are classified as a “resident enterprise” for PRC enterprise income tax purposes, our Company and non-PRC resident shareholders will face unfavorable tax consequences.

If the PRC tax authorities determine that we are a “resident enterprise”, a number of unfavorable PRC tax consequences could follow. First, we will be subject to income tax at the rate of 25% on our worldwide income. The impact of the imposition of such enterprise income tax will be mitigated to the extent we can obtain a foreign tax credit for such taxes against our U.S. income tax liability on such income. Second, although under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as "tax-exempted income", we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, dividends payable by us to our investors and gain on the sale of our shares may become subject to PRC withholding tax. In the case of dividends paid to non-U.S. holders, any PRC withholding tax on dividends may be in addition to U.S. withholding tax that could otherwise apply. This could have the effect of increasing our effective income tax rate and could also have an adverse effect on our net income and results of operations, and may require us to withhold tax on our non-PRC shareholders.

The discontinuation of the preferential tax treatments and government subsidies available to us could decrease our net income and materially and adversely affect our financial condition and results of operations.

Our PRC subsidiaries are incorporated in China and are governed by PRC income tax laws and regulations. Prior to January 1, 2008, entities established in China were generally subject to a 30% national and 3% local enterprise income tax rate. Various preferential tax treatments promulgated by national tax authorities were available to foreign-invested enterprises. Under the new PRC Enterprise Income Tax Law, or the EIT Law, China has adopted a uniform enterprise income tax rate of 25% for all PRC enterprises (including foreign-invested enterprises). Under the EIT Law and its implementation regulations, income derived by an enterprise from the primary processing of agricultural products (including slaughtering live hogs) could be exempt from enterprise income tax. Consequently, a majority of our subsidiaries in China that slaughter live hogs are exempted from enterprise income tax. For non-primary processing of agricultural products, we’re subject to the uniform 25% tax rate. We cannot assure you that the tax authorities will not change their position. We cannot assure you that our PRC subsidiaries will continue to qualify for benefits under the EIT Law, or that the local tax authorities will not, in the future, change their position and revoke any of our past preferential tax treatments, any of which could cause our effective tax rate to increase, cause our net income to decrease, and materially and adversely affect our financial condition and results of operations.

In addition, the central and local PRC government has provided us with various subsidies to encourage our research and development activities, building new facilities using information technology, building cold chain logistic and distribution networks, and for other contributions to the local community, such as increasing employment opportunities. Subsidies granted to us by PRC governmental authorities are subject to review and may be adjusted or revoked at any time in the future. The discontinuation or reduction of subsidies currently available to us may materially and adversely affect our financial condition and results of operations.

Our non-compliance with certain social insurance contribution laws and regulations in the PRC may lead to the imposition of fines and penalties on us.

In accordance with the relevant PRC national labor laws and regulations, we are required to contribute to a number of employee social welfare schemes for the benefit of our employees. Such schemes include social insurance (including the basic pension insurance, the basic medical insurance for urban workers, the work-related injury insurance, the unemployment insurance and the maternity insurance) and housing provident fund contributions. We have not fully complied with the social insurance and housing fund contribution requirements for our employees.

According to the confirmation letter issued to us by Laifeng County Office of Enshi Tujia and Miao Autonomous Prefecture Housing Provident Fund Management Center, it confirmed that it would not impose any financial penalties or other forms of administrative penalties on  Anpulo Laifeng, nor would it require us to make good any overdue contributions in relation to housing provident fund.

In respect of social insurance contributions, as a majority of our employees are rural migrant workers or rural residents, they have participated in the rural cooperation medical insurance or the basic medical insurance for urban residents, according to the confirmation letter issued to us by Laifeng County Social Insurance Bureau, they are permitted not to participate in the basic medical insurance for urban workers. Under Social Insurance Law of the PRC and other relevant PRC Laws, the local social insurance authority is entitled to require us to pay the outstanding social insurance within a prescribed time limit and impose a late charge of 0.05% per day from the day when contribution becomes overdue. If we fail to do so within such prescribed time limit, a fine ranging from one to three times of the outstanding social insurance may be imposed on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table shows certain information relating to our corporate offices and other facilities.

Property	Address	Rental Term	Space
Headquarter (containing one slaughterhouse, one warehouse, and one sale office)	Hangkong Road, Laifeng County, Hubei Province, China 445700	Company Owned	Land area 6.26 acres (25,313.87 square meters), construction area 116,100 sq. feet (6,735.41 square meters)

Distribution Center in Wuhan (containing one warehouse and one sale office)	65 Lvjiawan, Qingshan District, Wuhan, Hubei, China 430080	5 years (December 1, 2013 - November 31, 2018)	14,000 sq. feet (1,300 square meters)

Sale office in Wuhan	Room A-21-I, Tower A, 7 Xudong Road, Hongshan District, Wuhan, Hubei, China	20 years (December 1, 2013 – November 30, 2033)	2,148 sq. feet (199.6 square meters)

Sale office in Enshi	Room 901, Tower C, Shiji Tingyuan, Enshi Tujia and Miao Autonomous Prefecture, Hubei, China	1 year (July 20, 2013 – July 20, 2014)	861 sq. feet (80 square meters)

ITEM 3.	LEGAL PROCEEDINGS

We are currently not involved in any lawsuits or legal proceedings that might arise in the ordinary course of business. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result may arise from time to time that may harm our business. There were no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our ordinary shares. We intend to apply for quotation of our ordinary shares on the OTC Bulletin Board. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, nor can there be any assurance that such an application for quotation will be approved. In the absence of a trading market or an active trading market, investors may be unable to liquidate their investment or make any profit from the investment. No liquid public market currently exists for our ordinary shares and there can be no assurance that an active trading market will develop, or if an active market does develop, that it will continue.

Holders

As of March 14, 2014, there were 38 holders of record of our ordinary shares.

Dividends

We have never declared or paid any cash dividends on our common shares. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant.

If we determine to pay dividends on any of our common shares in the future, as a holding company, we will be dependent on receipt of funds from Anpulo WFOE, which in turn would be dependent on the receipt of funds from our variable interest entity, Anpulo Laifeng. Payments of dividends by Anpulo WFOE to our Company are subject to laws and regulations in the PRC including the requirement that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business. Further, such remittances would require Anpulo WFOE to provide an application for remittance that includes, in addition to the application form, a foreign registration certificate, board resolution, capital verification report, audit report on profit and stock bonuses, and a tax certificate. There are no such similar foreign exchange restrictions in the British Virgin Islands.

Recent Sales of Unregistered Securities

On October 30, 2013, we issued an aggregate of 122,900,000 restricted ordinary shares to the shareholders of Anpulo HK, in exchange for all of the outstanding shares of Anpulo HK.

Issuances of shares to the shareholders of Anpulo HK were not registered under the Securities Act. Such issuance of securities was exempt from registration pursuant to Regulation S promulgated by the SEC under the Securities Act (“Regulation S”). The Company made the determination based upon the factors that such shareholders were not “U.S. Person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, that such shareholders were acquiring our securities, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the shareholders understood that the shares of our securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results.

 Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Forward-Looking Statements.”  Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Unless otherwise stated, with the exception of equity at December 31, 2013, we translated balance sheet amounts at RMB 6.1104 to $1.00 as compared to RMB 6.3011 to $1.00 at December 31, 2012. The equity accounts at December 31, 2013 were stated at their historical rate. The average translation rates applied to income statement accounts for the year ended December 31, 2013 and the year ended December 31, 2012 were RMB 6.1905 and RMB 6.3034, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

Overview

We are principally engaged in the meat and food processing and distribution business in the People’s Republic of China (“PRC”). Currently, we have one processing plant located in Laifeng County, Hubei Provinces in the PRC, with a processing plant for hog slaughtering, cutting, and preserving. Our current maximum production capacity for hog slaughtering is 82 metric tons per day, based on an eight-hour working day, or approximately 30,000 metric tons on an annual basis. For the cutting function, our current maximum production capacity is 27 metric tons per day, based on an eight-hour working day, or approximately 10,000 metric tons on an annual basis. Our plant has 16 smokehouses with a maximum annual production capacity of 150 metric tons in total. We also own 17 refrigerators for freezing and frozen pork storage. 16 of the refrigerators are located in our processing plant with 2,350 metric tons maximum storage capacity and 1 of the refrigerators located in Wuhan City with 260 metric tons storage capacity.

In 2005, we invested approximately $5,300,000 or RMB 32 million in constructing a new abattoir, a fresh-chilled meat processing facility, and 11 industrial refrigerators in Laifeng County, Hubei Province. The facility has a production capacity of 82 metric tons per eight-hour working day, or approximately 30,000 metric tons on an annual basis. The production capacity is designed for the producing chilled pork, frozen pork, and smoked pork products. The facility had been put into operation on November 20, 2006.

In June 2011, we invested approximately $430,000 or RMB 2.6 million in installing 5 new refrigerators for an additional 700 metric tons storage capacity. In February 2012, we installed a new refrigerator with 260 metric tons storage capacity in Wuhan City.

Our products are sold under the “Anpulo” and “Linghaotuzhu” brand names. Our customers are mainly located in Hubei and Hunan Province, including the seven major supermarket operators. For the fiscal year ended December 31, 2013, we are selling our chilled pork, frozen pork, and smoked pork through 38 specialty retail stores, 66 supermarkets, 16 food distributors and 45 schools and restaurants.

Corporate History

On September 22, 2013, Laifeng Anpulo (Group) Food Development Co., Ltd. (“Anpulo Laifeng”) entered into an entrusted management agreement with Anpulo International Ltd.’s wholly owned subsidiary, Guangxiang Investment Consulting (Shanghai) Co., Ltd. (“Anpulo WFOE”), which provides that Anpulo WFOE will be entitled to the full guarantee for the performance of such entrusted management agreement entered into by the Company. Anpulo International Ltd. (“Anpulo HK”) was incorporated in Hong Kong, People’s Republic of China (“PRC”) on May 30, 2012. Other than the equity interest in Anpulo WFOE, Anpulo HK does not own any assets or conduct any operations. Anpulo WFOE is also entitled to receive the residual return of the Company.  As a result of the agreement, Anpulo WFOE will absorb 100% of the expected gains or losses of the Company, which results in Anpulo WFOE being the primary beneficiary of the Company.

Anpulo WFOE also entered into a pledge of equity agreement with the principal shareholders of the Company (the “Principal Shareholders”), who pledged all their equity interest in the entity to Anpulo WFOE. The pledge of equity agreement, which were entered into by each Principal Shareholder, pledged each of the Principal Shareholders’ equity interest in the Company as a guarantee for the entrustment payment under the Entrusted Management Agreements. In addition, Anpulo WFOE entered into an option agreement to acquire the Principal Shareholders’ equity interest in these entities if or when permitted by the PRC laws.

Based on these exclusive agreements, the Company will be treated as a variable interest entity (“VIE”) of Anpulo HK as required by generally accepted accounting principles in the United States (“US GAAP”), because Anpulo HK is the primary beneficiary of the VIE. The profits and losses of the Company are allocated based upon the Entrusted Management Agreement.

On October 30, 2013, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Anpulo International. Pursuant to the terms of the Exchange Agreement, the shareholders of Anpulo HK transferred to Anpulo all of the Anpulo HK Shares in exchange for the issuance of 122,900,000 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Anpulo HK became a wholly-owned subsidiary of us and the shareholders of Anpulo HK acquired approximately 99.92% of our issued. By way of background, in February 2012, Wenping Luo, the Chairman and principal shareholder of Anpulo Laifeng, took control of the Company and changed the Company’s name from Europa Acquisition VII, Inc. to Anpulo Food, Inc., in contemplation of bringing Anpulo Laifeng and its holding companies public in the United States through a reverse acquisition transaction. The contemplated reverse acquisition between the Company and Anpulo Laifeng and its holding companies was a mere intent of Mr. Luo at that time and, this intention was abandoned when in January 2013 Mr. Luo took control of another reporting company that was formed to acquire a target company or business, Specializer, Inc. and changed this company’s name from Specializer, Inc. to Anpulo Food Development, Inc.. In August 2013, Mr. Luo’s intention of a reverse acquisition between the Company and Anpulo Laifeng and its holding companies revived, and as the sole shareholder, officer and director of the Company at that time, he made the decision to proceed with the reverse acquisition transaction. To date, Mr. Luo, in his capacity as the principal shareholder and the sole officer and director of Anpulo Food Development, Inc. intends that Anpulo Food Development, Inc. remains as a company formed to acquire a target or business.

The effect of the Share Exchange is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Share Exchange the financial statements presented are those of a combined Anpulo HK and its subsidiaries, including its VIE, Anpulo Laifeng, as if the Share Exchange had been in effect retroactively for all periods presented. As previously noted the “Company” for financial statement purposes was the consolidation of Anpulo HK, Anpulo WFOE and Anpulo Laifeng. Subsequent to the Share Exchange the “Company” is referred to as the consolidation of Anpulo HK, Anpulo WFOE, Anpulo Laifeng and Anpulo, with Anpulo as the legal acquirer in Share Exchange, and subsequent to the Share Exchange the parent company of the consolidated entity. For financial reporting purposes, Anpulo HK was considered the acquirer in such transaction. As a result, our historical financial statements for all periods prior to October 30, 2013 included in this report are those of Anpulo HK.

During the period from our formation on July 31, 2009 to October 30, 2013, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate, on an on-going basis, our estimates for reasonableness as changes occur in our business environment. We base our estimates on experience, the use of independent third-party specialists, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following are our critical accounting policies:

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

As reflected in the accompanying consolidated financial statements, we had a net loss of $874,831 for the year ended December 31, 2013 and had cash and cash equivalents, short-term loans, and an accumulated deficit of $667,024, 15,416,339, and $2,067,646 at December 31, 2013, respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Going Concern

We incurred a loss of $0.9 million for the year ended December 31, 2013. In addition, we had loans as of December 31, 2013 for $15.4 million that are due in the next 12 months and our cash reserves was $1.4 million at the same date. We also had a negative working capital of $9.4 million as of December 31, 2013. We may not be able to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether we may continue as a going concern. We are planning to negotiate with our lenders to extend or renew our loans and are planning to seek additional financing from local banks in the PRC. We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

Principles of Consolidation

The consolidated financial statements include the accounts of Anpulo, Anpulo HK, Anpulo WFOE and Anpulo Laifeng. All intercompany transactions and account balances are eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Accounts Receivable

We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 20% of receivables less than six months old, 50% of receivables less than a year old. It is management’s belief that the current bad debt allowance adequately reflects an appropriate estimate based on management’s judgment.

Inventory Valuation

We value our pork inventories at the lower of cost, determined on a weighted average basis, and net realizable value (the estimated market price). When the carcasses are disassembled and transferred from primary processing to various manufacturing departments, we adjust the net realizable value for product specifications and further processing, which becomes the basis for calculating inventory values. In addition, substantially all inventory expenses, packaging and supplies are valued by the weighted average method.

Revenue Recognition

Our revenue recognition policies are in compliance with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue consists of payments received from customers prior to customer acceptance of our products.

Sales revenue represents the invoiced value of goods, net of value-added tax, or VAT. Our products sold and services provided in China are subject to VAT of 17% of gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product. We recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” We compute our provision for income taxes based on the statutory tax rates and tax planning opportunities available to us in the PRC. Significant judgment is required in evaluating our tax positions and determining our annual tax position.

Results of Operations

In fiscal 2013, we continued to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years. However, due to a lack of funding, we have put on hold several growth strategic plans, including constructing new warehouse facilities with walk-in coolers and freezers, adding supermarket counters in Wuhan city, completing in-house product development and seeking outside product research and development collaboration, and will continue to do so until additional funding is secured.

Going Concern

We incurred a loss of $0.9 million for the year ended December 31, 2013. In addition, we had loans as of December 31, 2013 of $15.4 million that are due in the next 12 months and our cash reserve was $1.4 million at the same date. We also had a negative working capital of $9.4 million as of December 31, 2013. These conditions raise a substantial doubt as to whether we may continue as a going concern. We plan to negotiate with our lenders to extend or renew our loans and are planning to seek additional financing from local banks in the PRC. We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

Comparison of the Results of Operations for the Years Ended December 31, 2013 and 2012

All amounts, other than percentages, in U.S. dollars

	Year Ended December 31,			Percentage of
	2013	2012	Net Change	Change

Revenues	$20,206,497	$18,115,582	$2,090,915	12%
Cost of sales	16,479,281	15,513,533	965,748	6%
Gross profit	3,727,216	2,602,049	1,125,167	43%

Operating expenses:
General and administrative expenses	1,678,087	1,298,634	379,453	29%
Selling expenses	2,270,488	1,590,714	679,774	43%
Total operating expenses	3,948,575	2,889,348	1,059,227	37%

Loss from operations	(221,359)	(287,299)	65,940	(23%)

Other income (expense):
Interest expense	(817,096)	(495,850)	(321,246)	65%
Subsidy income	118,440	942,095	(823,655)	(87%)
Other income	45,184	71,186	(26,002)	(37%)
Total other income (expense)	(653,472)	517,431	(1,170,903)	(226%)

Net income (loss) before taxes	(874,831)	230,132	(1,104,963)	(480%)
Provision for income taxes	-	-	-	n/a

Net income (loss)	$(874,831)	$230,132	$(1,104,963)	(480%)

Revenue. Total revenue increased from $18.1 million for the year ended December 31, 2012 to $20.2 million for the same period in 2013, which represented an increase of $2.1 million, or approximately 12%. The increase in revenues was primarily due to increased sales in our meat and meat products resulting from the effects of the continued increase in the amount of our sale points in supermarket stores and increased sales to supermarket stores during the year ended December 31, 2013. During the year ended December 31, 2013, we have 7 new opening supermarket counters, which accounted for 66 supermarket counters in total, as compared to 59 supermarket counters opened during the same period of 2012. As of December 31, 2013, we sold through 38 independently owned and operated specialty retail stores and 66 supermarket counters, compared to 38 specialty retail stores and 59 supermarket counters, respectively, as of December 31, 2012.

The following table sets forth our revenues by sales channel for the years ended December 31, 2013 and 2012.

	Sales by Distribution Channel (US dollars in thousands)
	Year Ended December 31,
	2013		2012
	Amount	Percent	Amount	Percent
“Branded” retail stores and supermarket stores	$13,937	69%	$12,237	68%
Food services distributors	4,907	24%	5,576	31%
Restaurants and non-commercial	1,362	7%	302	1%
	$20,206	100%	$18,115	100%

During the year ended December 31, 2013, revenues from sales to specialty retail stores account for $6.5 million and $7.5 million from supermarket stores, which represented an increase of $1.7 million from sales to specialty retail stores and supermarkets, or approximately 14%, as compared to the results of $6.3 million from specialty retail stores and $5.9 million from supermarkets during the year ended December 31, 2012. During the year ended December 31, 2013, revenues from sales to food service distributors decreased from $5.6 million to $4.9 million, which represented a decrease of $0.7 million, or approximately 12.5%, as compared to the year ended December 31, 2012. During the year ended December 31, 2013, revenues from sales to restaurants, non-commercial customers, and others increased from $0.3 million to $1.4 million, which represented an increase of $1.1 million, or approximately 351%, as compared to the year ended December 31, 2012.

Cost of sales. Cost of sales increased from $15.5 million for the year ended December 31, 2012 to $16.5 million for the same period in 2013, which represented an increase of $1.0 million, or approximately 6%. The increase at our cost of goods sold was mainly caused by the increase of hog number we sold, coming along with our increased revenues and the increase from the unit cost we needed to pay for buying hogs from farmers. The purchase prices of pork was RMB 17.34 per kg during the year ended December 31, 2013, increasing from RMB 16.79 per kg during the year ended December 31, 2012.

Gross profit. The gross profit margin increased from 14% for the year ended December 31, 2012 to 18% for the year ended December 31, 2013. The increase in gross profit margin was primarily due to an increase in the market prices for pork products which had been offset by the increased live hog purchase cost, during the year ended December 31, 2013. The impact of increased retail selling points, including our supermarket counters and specialty stores, which gives us more leverage at selling our pork and processed pork products with higher selling price, comparing with the price we used to sell directly to wholesalers or educational institutions.

General and administrative expenses. General and administrative expenses increased from $1.3 million for the year ended December 31, 2012 to $1.7 million for the same period of 2013, which represented an increase of $0.4 million, or approximately 29%. As a percentage of revenues, general and administrative expenses increased from 9% for the year ended December 31, 2012 to 11% for the year ended December 31, 2013. The increase in general and administrative expenses was primarily the result of increased expense of $130,000 for being a public company, including audit and legal service fees, bad debt expenses of $227,427, and expenses of $40,000 for opening a new sales office in Wuhan City to expand our retail operation, which includes the cost of hiring additional staffs and rental expenses for the new office.

Selling expenses. Selling expenses increased from $1.6 million for the year ended December 31, 2012 to $2.3 million for the year ended December 31, 2013, which represented an increase of $0.7 million, or approximately 43%. As a percentage of revenue, selling expenses increased from 16% for the year ended December 31, 2012 to 18% for the same period of 2013. The increase in selling expenses was primarily related to our expanding sales activities in Wuhan City including the increased counters in supermarket stores, a new leased sale office, and increased salesmen for marketing and promoting activities. The selling expense from Wuhan office increased from $590,000 during the year ended December 31, 2012 to $1.4 million during the same period of 2013. Specifically, the increases were primarily a result of an increase in salesmen payroll of $0.5 million and $0.2 million added cost for maintaining the new supermarket counters and sales points.

Interest expense. Interest expense increased from $0.5 million for the year ended December 31, 2012 to $0.8 million for the year ended December 31, 2013, which represented an increase of $0.3 million, or approximately 65%. The increase in interest expense was primarily a result of a decrease from the governmental subsidy over the interest expenses.

The details of the gross interest expense and subsidies received from the local government which was used to against our interest expenses are as follow:

	For the Years Ended December 31,
	2013	2012
Interest expense	$(916,952)	$(792,171)
Deduct:
Interest income	41,702	3,686
Subsidy received from the local government	58,154	292,635
Net balance of interest expense	$(817,096)	$(495,850)

We have benefitted from government grants and subsidies. In particular, we received (a) one-time subsidy for interest expense of $58,154 and $292,635 during the years ended December 31, 2013 and 2012, and (b) subsidies of $118,440 and $942,095 for supporting agricultural development in minority areas in the years of 2013 and 2012, respectively. The one-time subsidies for interest expenses were used to offset the Company’s gross interest expenses and were granted based on the amount of the Company’s outstanding bank loans and the number of days that the bank loans were outstanding during the years ended December 31, 2013 and 2012. The one-time subsidies for interest expense were recognized as income upon received and used to against the relevant interest expense. No subsidies for bank interest expenses were deferred. The subsidies were recorded as “subsidy income” in our financial statements. The subsidies are generally determined based on the local government’s financial status, policy, and various political factors. There is no guarantee that we will continue to receive such subsidies in future periods and no guarantee at the amount of subsidies we will receive in future periods.

The bank loans and their related subsidies for bank loan interests for the years ended December 31, 2013 consisted of the following:

	During the Year Ended December 31, 2013
	Outstanding Loans	Granted Interest Subsidy
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by December 20, 2013.	793,512	7,575
Loan payable to Agricultural Development Bank of China, annual interest rate of 6.56%, due by January 10, 2013.	793,512	8,282
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 19, 2013.	3,174,049	30,302
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 29, 2014, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd. had been repaid in January 14, 2014 and refinanced in January 16, 2014.	818,277	6,944
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 24, 2014 with buildings provided by major shareholder as collateral and guaranteed by the same shareholder.	1,636,554	3,788
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by November 21, 2014, with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral and guaranteed by the major shareholders.	1,636,554	1,263

	$8,852,458	$58,154

The subsidies for bank interest expenses and related bank loans for the year ended December 31, 2012 listed as follow:

	During the Year Ended December 31, 2012
	Outstanding Loans	Granted Interest Subsidy
Loan payable to Bank of China, annual interest rate of 6.56%, due by October 25, 2012 with buildings and land use rights provided by the shareholders as collateral.	$4,761,073	$108,738
Loan payable to Bank of China, annual interest rate of 6%, due by November 5, 2014, guaranteed by the shareholders.	4,443,669	19,116
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by December 20, 2013, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd.	793,512	621
Loan payable to Agricultural Development Bank of China, annual interest rate of 6.56%, due by September 13, 2012 with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral.	3,142,308	62,919
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 10, 2013, guaranteed by the major shareholders.	793,512	22,033
Loan payable to Agricultural Development Bank of China, annual interest rate of 6.56%, due by August 21, 2012 with no collateral provided.	793,512	10,799
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 19, 2013 with buildings as collateral.	3,174,049	24,565
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by October 7, 2012 with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral.	1,047,436	22,939
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by August 24, 2014 with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral.	1,333,101	13,451
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by October 1, 2014 with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral.	1,047,436	7,454

	$21,329,608	$292,635

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products including raw meat products. Until December 31, 2013, we had a net operating loss carry forward for Chinese income tax purposes aggregating approximately $2 million expiring through the year 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2013 our working capital was ($9,415,246) as compared to $428,559 at December 31, 2012, reflecting an increase of $9.4 million in short-term loans and partly offset by an increase in cash and cash equivalents balances to $667,024 at the end of 2013 as compared to $407,323 at the end of 2012. These funds are located in financial institutions located as follows:

	December 31, 2013		December 31, 2012
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	667,024	100%	407,323	100%
	$667,024	100%	$407,323	100%

The components of cash flows are discussed below:

	Year Ended December 31,
	2013	2012
Net cash provided by (used in) operating activities	$(3,193,249)	$667,324
Net cash used in investing activities	(2,360,740)	(1,383,939)
Net cash provided by financing activities	5,797,648	749,608
Exchange rate effect on cash	16,042	3,030
Net cash inflow	$259,701	$36,023

Cash Provided by (Used in) Operating Activities

We have financed our operations over the two years ended December 31, 2013 and 2012 primarily through cash from borrowings under our lines of credit with various lending banks in the PRC.

Net cash used in operating activities was $3.2 million in the year ended December 31, 2013. Cash used in operating activities in the year ended December 31, 2013 consisted primarily of net loss of $0.9 million due to increased operating expenses of $1.1 million and reduced governmental subsidy of $0.8 million which had been partly offset by increased gross margin of $1.1 million. Other than that, it also consisted depreciation and amortization of $0.8 million, and bad debt expense of $0.2 million, which was offset by decreases from accounts receivable of $1.2 million, a prepayment to suppliers for undelivered goods of $0.2 million which had been delivered in the following months, a loan to one of our suppliers of $0.6 million which was recorded as part of our other receivables, and an increase of $0.5 million at other current assets which represents cash held by our CEO and employees on behalf of the Company.

Net cash provided by operating activities was $0.7 million in the year ended December 31, 2012. Cash provided by operating activities in the year ended December 31, 2012 consisted primarily of net income of $0.2 million, an increase of $0.9 million in accounts receivable and decrease of $1 million from other payables, which was, partly, offset by decreases of $1 million from other receivables and $0.5 million from other current assets and a decrease of $0.2 million from accounts payable and accrued payables.

Cash Used in Investing Activities

Net cash used in investing activities was $2.4 million in the year ended December 31, 2013. The investments included primarily our investment in a facility construction in progress of $1.5 million and purchased equipment of 0.9 million.

Net cash used in investing activities was $1.4 million in the year ended December 31, 2012. At December 31, 2012, our investment in facility construction in progress increased by approximately $0.6 million as compared to the amount of such investment at December 31, 2011. During the year ended December 31, 2012, a total of $0.7 million was invested in the purchase of fixed assets.

Cash Provided by Financing Activities

Net cash provided by financing activities was $5.8 million in the year ended December 31, 2013. During the year of 2013, cash provided by financing activities included the proceeds from our renewal short-term loans of $15.4 million and repayments of our long-term loans of $6.9 million, short-term loans of $6.4 million, and a collection of $3.7 million from due from related party.

Net cash provided by financing activities was $0.7 million in the year ended December 31, 2012. During the year ended December 31, 2012, cash provided by financing activities included the net proceeds from short-term loans of $7.6 million, a repayment of indebtedness in the aggregate amount of $12.5 million, a loan to related party of $1.2 million.

Requirement for Additional Funding

We anticipate that our current cash reserves plus cash from our operating activities will not be sufficient to meet our ongoing obligations and fund our operations for the next twelve months.

Specifically, as of December 31, 2013, we had approximately cash reserve of $1.4 million, including $0.7 million cash held by us and $0.7 million cash held by our cashier, accountants and Mr. Wenping Luo, our President, Chief Executive Officer, and Director on behalf of us which was presented as other current assets in our financial statements. Meanwhile, we have approximately $15.4 million of bank loans due in the next 12 months. Additionally, we used approximately $3.2 million of cash in operating activities was for the year of 2013. If our operating activities present similar cash flow result as 2013, we anticipated that, our cash reserve of $1.4 million at December 31, 2013, will be insufficient to satisfy our bank loans of $15.4 million due in the next 12 months and, we will need to obtain additional $14.4 million, to meet our ongoing obligations and fund our operations during that twelve months period, if we cannot renew the bank loans as they become due.

As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock or renewing our current obligations with loaners. We may also seek to obtain short-term loans from our directors or unrelated parties. Additional funding may not be available, or at acceptable terms, to us at this time. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.

Contractual Commitments

The following table summarizes our contractual obligations at December 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations *
Bank loans	$15,416,339	$15,416,339	$-	$-	$-
Others	-	-	-	-	-
	$15,416,339	$15,416,339	$-	$-	$-

*: Bank loans consisted of short-term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.

The material terms of the short-term loan agreements were summarized as follow:

December 31, 2013
Loan payable to Bank of China, annual interest rate of 6%, due by November 20, 2014 with buildings and land use rights provided by the shareholders as collateral.	$4,582,351
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 29, 2014, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd., had been repaid in January 14, 2014 and refinanced in January 16, 2014	818,277
Loan payable to Hubei Bank, annual interest rate of 6%, due by March 30, 2014, guaranteed by Hubei Xiangyue Professional Guarantee Service Co., Ltd., a major shareholder, and 2 individuals, Fuming Fan and Yulan Tian	1,309,243
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 24, 2014 with buildings provided by major shareholder as collateral and guaranteed by the same shareholder.	1,636,554
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by November 21, 2014, with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral and guaranteed by the major shareholders.	1,636,554
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2014 with buildings and land use rights provided by 2 individuals, Benshuang Yao and Youxiang Zhou as collateral.	2,454,831
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by March 18, 2014.	196,386
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by April 21, 2014.	572,794
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by May 14, 2014.	572,794
Loan payable to Laifeng County Finance Bureau without interest burden, due by November 10, 2014.	1,636,555

$15,416,339

By the end of 2013, the Company has paid off all of its long-term bank loans and refinanced with short-term bank loans.

Inflation and Seasonality

While demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter, we do not believe our operations have been materially affected by inflation or seasonality.

Quantitative and Qualitative Disclosures about Market Risk

Disclosures About Market Risk. We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk. All of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Renminbi, which is the official currency of the PRC. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

All of our revenues and expenses are denominated in Renminbi. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Interest Rate Risk. We do not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income, however it increases disclose requirements for amounts that are reclassified out of accumulated other comprehensive income into net income. ASU 2013-02 is effective for annual and interim periods beginning after December 15, 2012. This guidance was adopted by the Company effective January 1, 2013, and did not have a significant impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Transactions

We do not currently have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Anpulo Food, Inc. follow Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including Wenping Luo, our Chief Executive Officer, and Maochun Kang, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2013, the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on the evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed or submitted under the Exchange Act was: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as a result of a material weaknesses in our internal control over financial reporting related to our lack of an independent audit committee and the failure to disclose warrants issued in connection with an equity financing in a timely manner.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, our internal control over financial reporting was not effective because of the identification of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted the following material weaknesses.

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

•	The Company’s internal accounting staff does not have the U.S. GAAP expertise.

•	There lacks segregation of duties within the Company’s accounting functions.

In light of this above material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the year ended December 31, 2013 are fairly stated, in all material respects, in accordance with GAAP.

When our financial conditions permit, we plan to take steps to improve our internal controls over financial reporting. Meanwhile, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

Changes in Internal Controls over Financial Reporting

During the Company’s fourth fiscal quarter, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of our current officer and director.

Name	Age	Position
Wenping Luo	44	President, Chief Executive Officer, and Director
Maochun Kang	39	Chief Financial Officer
Tao Yang	33	Director
Chunhai Lin	48	Director
Xinlian Zhang	57	Director
Shijia Li	50	Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past ten years.

Wenping Luo, age 44, has over 20 years of experience in business development, marketing, and enterprise building. Mr. Luo has served as our President, Chief Executive Officer, and Chairman of the Board since February 2012. Mr. Luo founded Laifeng Anpulo (Group) Food Development Co., Ltd. in 2005. Between 1998 and 2005, Mr. Luo was the chairman of Yunxin Auto Service Co., Ltd., an auto repairing company located in Laifeng County. Mr. Luo has also served as a director and chief executive officer of Anpulo Food Development, Inc. since December 2012. Anpulo Food Development, Inc. is a development stage company with no any business activity. Mr. Luo is currently studying business management in Huazhong Technology University. Mr. Luo was nominated as a director for his experience in food servicing industry and leadership of our company.

Through his prior service as our President, Chief Executive Officer and Chairman of the Board and his experience of founding Anpulo Laifeng, Mr. Luo possesses knowledge and experience in the meat product industry that aids him in efficiently and effectively identifying and executing our strategic priorities.

Maochun Kang, age 39, has served as the Company’s Chief Financial Officer since December 2013. Mr. Kang has been with Anpulo Laifeng since 2007, starting with the controller position, later promoted the chief financial officer position in July 2012. From 2005 through 2006, Mr. Kang was vice president of the accounting department of Golden Mountain Industries Co., Ltd., a company engaged in liquor production and agricultural products processing. From 2003 through 2005, Mr. Kang was the accounting manager of Changsha Shenao Real Estate Co., Ltd., a real estate development company. From 1996 through 2003, Mr. Kang was the accounting manager of Hunan Longshan Cigarette Co., Ltd., a cigarette manufacturing company. Mr. Kang is a licensed Certified Public Accountant in China. Mr. Kang received his degree in Science and Technology from Changsha University.

Tao Yang, age 33, has served as a director of the Company since December 2013. Mr. Yang has been with Anpulo Laifeng since 2006, through the positions of office manager, sales manager, until promoted to general manager in January 2013. From 2004 through 2006, Mr. Yang was a trainer working for Laifeng Children Body Skill Training Center. From 2002 through 2004, Mr. Yang was an advertising manager for Guiyuan Advertising Company, Ltd. Mr. Yang was nominated as a director because his first-hand knowledge of and experience in the Company’s sales activities will offer valuable insights in formulating the Company’s future marketing strategies.

Chunhai Lin, age 48, has served as a director since December 2013. Mr. Lin has been a partner of Hubei Xiongzhen Law Firm since 2000. Mr. Lin received his bachelor degree in politics and law from Central China Normal University. As a director, Mr. Lin’s legal knowledge and long-time experience in practice law in China will help the Company navigate the complex regulatory compliance matters that often occur to a fast-growing food product company.

Xinlian Zhang, age 57, has served as a director since December 2013. Ms. Zhang has been a retiree since 2013. From 2008 through 2012, Ms. Zhang was the director of Bureau of Environmental Health of Laifeng County Urban Administration. From 1988 through 2008, Ms. Zhang was the director of Bureau of Environmental Health of Laifeng County. Ms. Zhang has won numerous national awards and recognition, including China’s “Three Eight Red Banner Pacesetter”, “The National Model Labor Award”, and other recognition such as “10 Outstanding Personnel of Enshi Tujia and Miao Autonomous Prefecture”. Ms. Zhang was nominated as a director because her insights and authoritative opinions on the food industry in Laifeng county will provide the Company strategic guidance in its growth and development.

Shijia Li, age 50, has served as a director since December 2013. Mr. Li has been general manager of the farmer finance department of Agricultural Bank of China Enshi Branch since February 2012. From April 2009 through January 2012, Mr. Li was general manager of consumer finance department of Agricultural Bank of China Enshi Branch. From August 2006 through March 2009, Mr. Li was general manager of Agricultural Bank of China Hefeng County Sub-branch. From January 2005 through July 2006, Mr. Li was general manager of Agricultural Bank of China Laifeng County Sub-branch. From July 2001 through January 2005, Mr. Li was deputy general manager of Agricultural Bank of China Laifeng County Sub-branch. Mr. Li was nominated as a director because his knowledge and experience with the finance and banking matters in China is critical assets for the Company in exploring and evaluating capital raising opportunities.

Family Relationship

There are no family relationships between any of our directors or executive officers.

Employment Agreements

Generally

Under Chinese law, we may only terminate employment agreements without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement is scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to pay the employee one month’s salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Our employment agreements with our executive officers generally provide for a term of three years, extendable for an additional two years, and a salary to be paid monthly. The agreements also provide that executive officers are to work an average of forty hours per week and are entitled to all legal holidays as well as other paid leave in accordance with PRC laws and regulations and our internal work policies. Under such agreements, our executive officers can be terminated for cause without further compensation. The employment agreements also provide that we will pay for all mandatory social security programs for our executive officers in accordance with PRC regulations. During the agreement and for three (3) years afterward, our executive officers are subject to keep trade secrets confidential. In addition, our employment agreements with our executive officers prevent them from rendering services for our competitors for a period of two (2) years after termination of employment.

Wenping Luo

We do not have employment agreement with our President and Chief Executive Officer, Mr. Wenping Luo. However, our variable interest entity Anpulo Laifeng entered into an employment agreement with Mr. Luo effective December 1, 2013. Under the terms of that employment agreement, Mr. Luo serves as chairman of the board and chief executive officer of Anpulo Laifeng and is entitled to the following:

●	Base compensation of RMB 240,000 (about $39,344), payable in 12 equal monthly installments of RMB 20,000 (about $3,279) each.

●	Reimbursement of reasonable expenses incurred by Mr. Luo.

Ms. Luo’s employment agreement commenced on December 1, 2013 and is scheduled to expire on November 30, 2016. Mr. Luo’s employment agreement is subject to automatic renewal through November 30, 2018 unless terminated prior to such renewal.

Mr. Luo has agreed during the term of the agreement and for 36 months afterwards to:

●	keep confidential and not disclose the information;

●	take and implement all appropriate measures to protect the confidentiality of the information;

●	not disclose, transmit, exploit or otherwise use for its own account or for others, elements of information;

Mr. Luo has also agreed not to compete with our company directly or indirectly during his employment and for a period of 24 months afterwards.

Mr. Luo’s agreement may be terminated at any time by either party upon presentation of 60 days’ prior notice.

Maochun Kang

We do not have employment agreement with our Chief Financial Officer, Mr. Maochun Kang. However, our variable interest entity Anpulo Laifeng entered into an employment agreement with Mr. Kang effective December 1, 2013. Under the terms of that employment agreement, Mr. Kang serves as chief financial officer of Anpulo Laifeng and is entitled to the following:

●	Base compensation of RMB 120,000 (about $19,672), payable in 12 equal monthly installments of RMB 10,000 (about $1,639) each.

●	Reimbursement of reasonable expenses incurred by Mr. Kang.

Mr. Kang’s employment agreement commenced on December 1, 2013 and is scheduled to expire on November 30, 2016. Mr. Kang’s employment agreement is subject to automatic renewal through November 30, 2018 unless terminated prior to such renewal.

Mr. Kang has agreed during the term of the agreement and for 36 months afterwards to:

●	keep confidential and not disclose the information;

●	take and implement all appropriate measures to protect the confidentiality of the information;

●	not disclose, transmit, exploit or otherwise use for its own account or for others, elements of information;

Mr. Kang has also agreed not to compete with our company directly or indirectly during his employment and for a period of 24 months afterwards.

Mr. Kang’s agreement may be terminated at any time by either party upon presentation of 60 days’ prior notice.

Board of Directors

Our board of directors currently consists of five directors. We expect that all current directors will continue to serve after this offering. There are no family relationships between any of our executive officers and directors.

The directors will be divided into three classes, as nearly equal in number as the then total number of directors permits. Class I directors shall face re-election at our annual general meeting of shareholders in 2014 and every three years thereafter. Class II directors shall face re-election at our annual general meeting of shareholders in 2015 and every three years thereafter. Class III directors shall face re-election at our annual general meeting of shareholders in 2016 and every three years thereafter.

If the number of directors changes, any increase or decrease will be apportioned among the classes so as to maintain the number of directors in each class as nearly as possible. Any additional directors of a class elected to fill a vacancy resulting from an increase in such class will hold office for a term that coincides with the remaining term of that class. Decreases in the number of directors will not shorten the term of any incumbent director. These board provisions could make it more difficult for third parties to gain control of our company by making it difficult to replace members of the Board of Directors.

A director may vote in respect of any contract or transaction in which he is interested, provided, however that the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof of the nature of a director’s interest shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction. A director may be counted for a quorum upon a motion in respect of any contract or arrangement which he shall make with our company, or in which he is so interested and may vote on such motion.

There are no membership qualifications for directors. Further, there are no share ownership qualifications for directors unless so fixed by us in a general meeting.

Chunhai Lin, Xinlian Zhang and Shijia Li, who constitute a majority of our Board of Directors, are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15).

There are no other arrangements or understandings pursuant to which our directors are selected or nominated.

Mr. Wenping Luo currently holds both the positions of Chief Executive Officer and Chairman of the Board. These two positions have not been consolidated into one position; Mr. Luo simply holds both positions at this time. We do not have a lead independent director because of the foregoing reason and also because we believe our independent directors are encouraged to freely voice their opinions on a relatively small company board. We believe this leadership structure is appropriate because we are a smaller reporting company in the process of listing on a public exchange; as such we deem it appropriate to be able to benefit from the guidance of Mr. Luo as both our principal executive officer and Chairman of the Board.

Our Board of Directors plays a key role in our risk oversight. The Board of Directors makes all relevant Company decisions. As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Involvement in Certain Legal Proceedings

Our director or executive officer has not, during the past ten years:

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

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our director or executive officer has not been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Corporate Governance and Limitations on Directors’ and Officers’ Liability

British Virgin Islands law does not limit the extent to which a company's articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the British Virgin Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime. Our Memorandum and Articles of Association provides for the indemnification of our directors against all losses or liabilities incurred or sustained by him or her as a director of our company in defending any proceedings, whether civil, criminal, administrative or investigative in which the director acted honestly and in good faith with a view to the best interest of the company and had no reasonable cause to believe that their conduct was unlawful.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year 2013, except that reports were not filed by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Wenping Luo	1	0	1
Maochun Kang	1	0	1
Tao Yang	1	0	1
Chunhai Lin	1	0	1
Xinlian Zhang	1	0	1
Shijia Li	1	0	1

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us for the years ended December 31, 2013 and 2012 to Wenping Luo, our principal executive officer and Maochun Kang, our principal financial and accounting officer. No officer had a salary during either of the previous two years of more than $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Totals ($)(1)
Wenping Luo	2013	$10,332	$-	$-	$10,332
President, Chief Executive Officer	2012	$7,615	$-	$-	$7,615

Maochun Kang	2013	$8,718	$-	$-	$8,718
Chief Financial Officer	2012	$7,615	$-	$-	$7,615

(1)	Represents the compensations of Mr. Luo and Mr. Kang for serving as executive officers of Anpulo Laifeng. The Company has not entered into any compensation arrangements with Mr. Luo or Mr. Kang.

Outstanding Equity Awards at Fiscal Year End

No equity award was outstanding at the December 31, 2013.

Compensation of Our Director

All directors hold office until the next annual meeting of shareholders at which their respective class of directors is re-elected and until their successors have been duly elected and qualified. There are no family relationships among our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors. Employee directors do not receive any compensation for their services. Non-employee directors are entitled to receive $10,000 per year for serving as directors and may receive option grants from our company. In addition, non-employee directors are entitled to receive compensation for their actual travel expenses for each Board of Directors meeting attended.

Summary Compensation Table Fiscal Years 2013– Directors

Name	Director Fees earned or paid in cash		Total(1)
	2013	2012	2013	2012

Wenping Luo(2)	$0	$0	$0	$0
Tao Yang(2)	$0	$0	$0	$0
Chunhai Lin(3)	$0	$0	$0	$0
Xinlian Zhang(3)	$0	$0	$0	$0
Shijia Li(3)	$0	$0	$0	$0

(1)	None of the directors received any ordinary share awards, option awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2013 and 2012.

(2)
Mr. Luo and Mr. Yang received payment in their capacities as officers of our company and/or subsidiaries/affiliates but did not receive any compensation for serving as directors of our company for the fiscal year 2013 and 2012.

(3)	Messers. Lin, Zhang, and Li did not become directors until 2013 and they did not receive any payment for the fiscal year 2013 and 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company as of March 14, 2014.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of share options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 14, 2014 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o No 8, North of Fengxiang Avenue, Xiangfeng Town, Laifeng County, Hubei Province 445700, China.

Named Executive Officers and Directors	Amount of Beneficial Ownership(1)		Percentage Ownership(2)

Wenping Luo, Principal Executive Officer and Director	92,000,000	(3)	74.80%
Maochun Kang, Chief Financial Officer	100,000		0.08%
Tao Yang, Director	100,000		0.08%
Chunhai Lin, Director	0		*
Xinlian Zhang, Director	0		*
Shijia Li, Director	0		*
All Directors and Executive Officers as a Group (6 people)	92,200,000		74.96%

5% Shareholders Not Mentioned Above
Jinfeng Hu	92,000,000	(4)	74.80%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common shares.

(2)	Based on 123,000,000 ordinary shares issued and outstanding as of March 14, 2014.

(3)	Includes 6,000,000 shares owned by Mr. Luo’s spouse, Jinfeng Hu.

(4)	Includes 86,000,000 shares owned by Ms. Jinfeng Hu’s spouse, Wenping Luo.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Share Exchange by Officer, Director and Principal Stockholder

On October 30, 2013, we acquired all of the outstanding shares of Anpulo HK in exchange for the issuance by us of an aggregate of 122,900,000 restricted shares of our common shares to the shareholders of Anpulo HK, among which, our President, Chief Executive Officer and Chairman of the Board exchanged his 859 shares of Anpulo HK with 85,900,000 common shares of our Company. The last private sale price for the common stock of Anpulo HK in the shares-for-debt transaction was $20,000 per share and following the share exchange, the last effective private sale price for the registrant’s ordinary share was $0.20 per ordinary share. Based on the foregoing, the total approximate dollar value of the amount involved in the reverse acquisition transaction is $24,580,000.

Personal Loans to Officer, Director and Principal Stockholder

During 2013, we loaned an aggregate of approximately $5,791,010 to Wenping Luo, the principal stockholder and President and Chief Executive Officer and a director of the Company, for his personal use. These loans have been collected by July 2013 and the amount due from Mr. Luo to the Company at December 31, 2013 was $0.  These loans were due upon demand and no interest was charged.

During 2012 and 2011, we loaned an aggregate of approximately $1.2 million and $2.2 million to Wenping Luo, the principal stockholder and President and Chief Executive Officer and a director of the Company, for his personal use. The amount due from Mr. Luo to the Company at December 31, 2012 and 2011 was $3,791,804 and $2,619,935, respectively.  The amount of $3,791,804 due at December 31, 2012 not only included the amounts loaned in 2012 and 2011 but also included the unpaid ending balance of the amounts due at December 31, 2010 of $370,202. These loans were due upon demand and no interest was charged. The full amount due from Mr. Luo of $3,791,804 had been collected during the first six months of 2013.

The above loans would be in violation of the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly, had they occurred after Anpulo Laifeng became a variable interest entity of our Company. Management is aware of the ramifications, and has committed to avoiding it by implementing controls that will prevent this type of violation from happening in the future. Please see “Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons.”

Sales to Related Parties

In 2013, the Company made sales of pork products to each of Laifeng Anpulo Yunxing Transportation Co., Ltd., Laifeng Fangchi Hotel and Laifeng Fangchi Paotang Restaurant. The major shareholder of the foregoing three companies, in each case, is Wenping Luo, the principal stockholder and President and Chief Executive Officer and a director of the Company. As of December 31, 2013, the Company had receivables from these three companies as set forth below:

●	$3,014 from Laifeng Anpulo Yunxing Transportation Co., Ltd.
●	$99,724 from Laifeng Fangchi Hotel.
●	$49,633 from Laifeng Fangchi Paotang Restaurant.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We had substantial related party transactions as described above and have had no corporate governance policies in place to review, authorize and approve such transactions. Specifically, the Company’s variable interest entity made loans to related party companies which would be in violation of the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly, had they occurred after Anpulo Laifeng became a variable interest entity of our Company. These loans, if occur in the future, may subject us and our officers and directors to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential shareholder lawsuits. Management is aware of the ramifications, and has committed to avoiding it by implementing controls that will prevent this type of violation from happening in the future.

We expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000 or one percent of the average of the Company’s total assets at the year-end for 2013. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our ordinary shares, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the effect on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Promoters and Certain Control Persons

A “promoter” within the definition of 12b-2 includes (i) any person who, acting alone or in conjunction with one or more other persons, directly or indirectly takes initiative in founding and organizing the business or enterprise of an issuer; or (ii) any person who, in connection with the founding and organizing of the business or enterprise of an issuer, directly or indirectly receives in consideration of services or property, or both services and property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities.

We have no knowledge of any person who would be deemed a “promoter” of our company during the past five years within the meaning of Rule 405 under the Securities Act, except as follows:

Mr. Peter Reichard, who was an officer and director at the inception of the Company, may come into the definition of promoter as person taking initiative in founding and organizing the business of the company. At inception, the Company issued 60,000 shares of its common shares (when we were a Nevada company) or 60% of the number of the outstanding shares of its common shares at the time of the issuance to Mr. Reichard.

Mr. Peter Coke, may come into the definition of promoter for receiving 40,000 shares of the Company’s common shares (when we were a Nevada company) or 40% of the number of the outstanding shares of the Company’s common shares at the time of the issuance as consideration of services in connection with the founding and organizing of the Company.

Director Independence

Because our ordinary shares are not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

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

•
the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

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

We do not currently have any independent director in light of the NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by HHC for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

	Fiscal Year Ended December 31,
	2013	2012
Audit Fees	$60,000	$30,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$60,000	$30,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors' Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the fiscal year ended Dec ember 31, 2013. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2013 fiscal year for filing with the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Annual Report:

1.	Financial Statements

The financial statements filed as part of this Annual Report are included in Item 8. Financial Statements and Supplementary Data.

2.	Financial Statement Schedules

All schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Anpulo Food, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Anpulo Food, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and negative working capital as more fully described in Note 2. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HHC
HHC

Forest Hills, New York
March 14, 2014

Anpulo Food, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$667,024	$407,323
Investment - held for trading	32,914	-
Accounts receivable	2,926,323	1,667,323
Inventories	1,226,176	1,057,584
Advances to suppliers	255,879	35,657
Prepaid expenses	57,989	10,316
Due from related party	152,371	3,791,804
Other receivables, net	499,303	93,971
Restricted assets	130,924	-
Other current assets	729,355	215,430
Total Current Assets	6,678,258	7,279,408

Long-term prepaid expenses	377,950	-
Plant and equipment, net of accumulated depreciation	7,792,943	7,409,102
Construction in progress	2,142,989	648,458
Intangible assets, net	3,532,230	3,504,679

Total Assets	$20,524,370	$18,841,647

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$15,416,339	$6,062,434
Accounts payable and accrued payables	415,504	497,437
Advances from customers	59,784	74,512
Other payables	201,877	216,466
Total Current Liabilities	16,093,504	6,850,849

Long-term loans	-	6,824,205
Total Liabilities	16,093,504	13,675,054

Stockholders' Equity:
Preferred stock ($0.001 par value, 500,000,000 shares authorized, 90,000,000 shares and 0 shares issued and outstanding as of December 31, 2013 and 2012, respectively)	90,000	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 123,000,000 and 122,900,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively)	123,000	122,900
Additional paid in capital	5,413,172	5,514,599
Accumulated deficit	(2,067,646)	(1,192,815)
Accumulated other comprehensive income	872,340	721,909
Total Stockholders' Equity	4,430,866	5,166,593
Total Liabilities and Stockholders' Equity	$20,524,370	$18,841,647

See accompanying notes to consolidated financial statements

Anpulo Food, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the Year Ended December 31,
	2013	2012

Sales	$20,206,497	$18,115,582
Cost of goods sold	16,479,281	15,513,533
Gross profit	3,727,216	2,602,049

Operating expenses:
General and administrative expenses	1,678,087	1,298,634
Selling expenses	2,270,488	1,590,714
Total operating expenses	3,948,575	2,889,348

Loss from operations	(221,359)	(287,299)

Other income (expense):
Interest expense	(817,096)	(495,850)
Subsidy income	118,440	942,095
Other income (expense)	45,184	71,186
Total other income (expense)	(653,472)	517,431

Income (loss) before income taxes	(874,831)	230,132

Income taxes	-	-
Net income (loss)	(874,831)	230,132

Other comprehensive income:
Unrealized foreign currency translation adjustment	150,431	39,872

Comprehensive income (loss)	$(724,400)	$270,004

Loss per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted	122,916,667	122,900,000

Loss per share - Basic & diluted	$(0.01)	$-

See accompanying notes to consolidated financial statements

Anpulo Food, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Year Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(874,831)	$230,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	804,731	795,073
Bad debt expense	227,427	39,041
Changes in operating assets and liabilities:
Accounts receivable	(1,203,087)	(917,957)
Inventories	(133,831)	(37,123)
Advances to suppliers	(216,274)	(35,196)
Other receivables	(612,881)	966,416
Other current assets	(500,639)	496,650
Prepaid expenses	(46,738)	(10,312)
Restricted assets	(129,230)	-
Long-term prepaid expenses	(374,620)	-
Accounts payable and accrued payables	(95,375)	205,570
Advances from customers	(16,833)	(61,292)
Other payables	(21,068)	(1,003,678)
Total adjustments	(2,318,418)	437,192
Net cash provided by operating activities	(3,193,249)	667,324

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in held for sale investment	(32,488)	-
Investment in construction in progress	(1,455,217)	(640,289)
Purchase of plant and equipment	(873,035)	(743,650)
Net cash used in investing activities	(2,360,740)	(1,383,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from related party	3,697,656	(1,150,160)
Proceeds from long-term loans	-	6,821,715
Repayment of long-term loans	(6,946,127)	-
Repayment of short-term loans	(6,364,591)	(12,536,885)
Proceeds from short-term loans	15,410,710	7,614,938
Net cash provided by financing activities	5,797,648	749,608

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,042	3,030

NET INCREASE IN CASH	259,701	36,023

CASH, BEGINNING OF YEAR	407,323	371,300

CASH, END OF YEAR	$667,024	$407,323

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$858,799	$499,535
Income tax paid	$-	$-

See accompanying notes to consolidated financial statements

Anpulo Food, Inc. and Subsidiaries
Consolidated Statements of The Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance, January 1, 2012	-	$-	122,900,000	$122,900	$5,514,599	$(1,422,947)	$682,037	$4,896,589

Comprehensive income:
Net income	-	-	-	-	-	230,132	-	230,132
Unrealized foreign currency translation adjustment	-	-	-	-	-	-	39,872	39,872

Balance, December 31, 2012	-	$-	122,900,000	$122,900	$5,514,599	$(1,192,815)	$721,909	$5,166,593

Recapitalization	90,000,000	90,000	100,000	100	(101,427)		-	(11,327)
Comprehensive income:
Net loss	-	-	-	-	-	(874,831)	-	(874,831)
Unrealized foreign currency translation adjustment	-	-	-	-	-	-	150,431	150,431

Balance, December 31, 2013	90,000,000	$90,000	123,000,000	$123,000	$5,413,172	$(2,067,646)	$872,340	$4,430,866

See accompanying notes to consolidated financial statements

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Laifeng Anpulo (Group) Food Development Co., Ltd. (the “Company” or “Laifeng Anpulo”) was registered as a privately owned company on March 3, 2005 in the People’s Republic of China (the “PRC”). The Company’s business operations consist of processing and distributing pork products. The Company also engages in the research and development, manufacturing and distribution of chilled pork, frozen pork and prepared meats. The Company distributes its products to the clients mainly in Hubei and Hunan Province.

The consolidated financial statements include the financial statements of Anpulo Food, Inc. (referred to herein as “Anpulo”); its wholly-owned subsidiary, Anpulo International Limited, a Hong Kong limited liability company (“Anpulo HK”); Anpulo HK’s wholly-owned subsidiary, Guangxiang Investment Consulting Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“Anpulo WFOE”); Anpulo WFOE’s variable interest entity, Laifeng Anpulo (Group) Food Development Co., Ltd., a Chinese limited liability company (“Anpulo Laifeng” or the “VIE”), where Anpulo WFOE is deemed the primary beneficiary. All of Anpulo’s operations are conducted by Anpulo Laifeng whose results of operations are consolidated into those of Anpulo. Anpulo HK and Anpulo WFOE are sometimes referred to as the “subsidiaries”. Anpulo, its consolidated subsidiaries and Anpulo Laifeng are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

Anpulo is a holding company incorporated under the laws of the State of Nevada on July 30, 2010. On June 25, 2012, the Company redomiciled from the State of Nevada to British Virgin Islands. The Company is engaged in processing, distributing and marketing fresh pork and cured pork products in the People’s Republic of China, (the “PRC” or “China”). The Company does not raise hogs, but instead purchase live hogs from farms or individual pig farmers in Laifeng County and its neighboring area in China for slaughtering, processing and curing. Its wholly owned subsidiary, Anpulo HK, was incorporated in Hong Kong in May 2012 as a limited liability company. Other than its equity interest in Anpulo HK, Anpulo does not own any assets or conduct any operations.

In June 2013, Anpulo HK established a wholly owned subsidiary, Guangxiang Investment Consulting Co., Ltd. (“Anpulo WFOE”), in Shanghai, China. Other than the equity interest in Anpulo WFOE, Anpulo HK does not own any assets or conduct any operations.

Anpulo WFOE conducts its business through Anpulo Laifeng, which is consolidated as a variable interest entity, as discussed below.

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in hog breeding businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On December 1, 2009, to protect the Company’s stockholders from possible future foreign ownership restrictions, Anpulo Laifeng and all of the stockholders of Anpulo Laifeng (“Principal Stockholders”) entered into an Entrusted Management Agreement (the “EMA”) with Anpulo WFOE, which provides that Anpulo WFOE will be fully and exclusively responsible for the management of Anpulo Laifeng. Anpulo WFOE is also entitled to receive the residual return of Anpulo Laifeng. As a result of the agreement, Anpulo WFOE will absorb 100% of the expected losses and gains of Anpulo Laifeng, which results in Anpulo WFOE being the primary beneficiary of Anpulo Laifeng.

Anpulo WFOE also entered into a Pledge of Equity Agreement (the “PEA”) with the Principal Stockholders, who pledged all their equity interest in these entities to Anpulo WFOE. The PEA, which was entered into by each Principal Shareholder, pledged each of the Principal Stockholders’ equity interest in Anpulo WFOE as a guarantee for the entrustment payment under the EMA.

In addition, Entrusted Management WFOE entered into an Option Agreement (the “OA”) to acquire the Principal Stockholders’ equity interest in these entities if or when permitted by the PRC laws.

Collectively, the EMA, PEA and OA are referred to as the Exclusive Agreements, based upon which the Company consolidates the variable interest entity, Anpulo Laifeng, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. The profits and losses of Anpulo Laifeng are allocated to Anpulo WFOE and thus to the Company based upon the EMA.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with US GAAP and are presented in US dollars.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $874,831 for the year ended December 31, 2013 and has cash and cash equivalents, short-term loans, and an accumulated deficit of $667,024, 15,416,339, and $2,067,646 at December 31, 2013, respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of the unaudited financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates for the years ended December 31, 2013 and 2012 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and accruals for taxes due.

Restrictions of Transfer of Assets Out of the PRC

Dividend payments by Laifeng Anpulo are limited by certain statutory regulations in the PRC. No dividends may be paid by Laifeng Anpulo without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 90% of profits, after tax.

Control by Principal Stockholders

Our directors and executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of our common stock. Accordingly, if our directors and executive officers and their affiliates or related parties vote their shares uniformly, they would have the ability to control the approval of most corporate actions, including increasing our authorized capital stock and the dissolution or merger of our company or the sale of our assets.

Collaborative Arrangements

On March 29, 2011, Anpulo Laifeng and Tianli Agritech Inc. (“Tianli”) executed a strategic cooperation agreement (the “Strategic Cooperation Agreement”) which outlined two companies’ plan of cooperation. On August 1 and August 30, 2011, Anpulo Laifeng entered into a collaborative agreement and a supplemental agreement (the “Collaboration Agreements”) with Tianli, pursuant to which, Tianli established retail operations within the retail facilities with whom Anpulo Laifeng had ongoing business arrangements, and used the trademark “Tianli An Puluo” at Tianli’s retail sales departments in local major supermarkets in greater Wuhan City. These Collaborative Agreements were terminated as of June 15, 2012. Under the Collaborative Agreements, Tianli was the principal in the transaction and recorded revenues when Anpulo Laifeng sold products its customers and, Tianli and Anpulo Laifeng shared the net income of the collaborative retail business on a ratio of 60% to Tianli and 40% to Anpulo Laifeng.

On June 15, 2012, upon the termination of the Strategic Cooperation Agreement and the Collaboration Agreements, Anpulo Laifeng assumed the receivable as of June 15, 2012, along with all assets and liabilities generated and incurred with the retail operations under the Collaborative Arrangement.

According to the agreement, Anpulo Laifeng and Tianli share the net income of the collaborative retail business on a ratio of 40% to the Company and 60% to Tianli. Profit sharing from the collaborative arrangement during the years ended December 31, 2013 and 2012 was $0 and $15,672.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. As of December 31, 2013 and 2012, balances in banks in the PRC of $667,024 and $407,323, respectively, are uninsured.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2013 and 2012. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

Fair Value of Financial Instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The following tables present information about investment held for trading measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013	Gain (Loss)
Investment in gold held for trading	$32,914	$-	$-	$32,914	$-

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012	Gain (Loss)
Investment in gold held for trading	$-	$-	$-	$-	$-

The Company conducted an impairment assessment on the investment held for trading based on the guidelines established in FASB ASC Topic 360 to determine the estimated fair market value of the investment as of December 31, 2013. Upon completion of its 2013 impairment analysis, the Company determined that the carrying value did not exceed the fair market value on equipment which is held for sale. The Company did not record impairment charge at December 31, 2013.

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventories, advances to suppliers, prepaid expenses and other, short-term loans, accounts payable, accrued expenses, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Concentrations of Credit Risks

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

At December 31, 2013 and 2012, the Company’s cash balances by geographic area were as follows:

	December 31,
	2013		2012
Country:
United States	$-	-	$-	-
China	667,024	100%	407,323	100%
Total cash and cash equivalents	$667,024	100%	$407,323	100%

Investment in Gold – Held for Trading

Marketable investment instruments are generally designated as investment held for trading. Investments held for trading are measured at fair value, whereby gains and losses resulting from changes in fair value are recognized to profit or loss. The Company holds investments in gold for trading purposes. As of December 31, 2013 and 2012, the Company holds investment for trading of $32,914 and $0, respectively. No gain or loss resulting from changes in fair value are recognized to profit or loss during the years of 2013 and 2012.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2013 and 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $58,367 and $45,067, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record inventory reserve at December 31, 2013 and 2012.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $255,879 and $35,657 as of December 31, 2013 and 2012, respectively.

Other Current Assets

Other current assets represent the cash held in personal bank accounts. Most of the Company’s business activities are with peasant farmers and of necessity such transactions are carried out in cash. Corporate bank accounts in the PRC generally have cumbersome procedures for cash deposits and withdrawals. However, such cumbersome procedures are not applicable to personal bank accounts. For this reason, many companies that deal with a significant volume of cash activities often arrange to have a personal bank account established in the name of a trusted employee to facilitate such transactions. The Company’s rights to its funds held in such account are documented through a formal agreement with the individual nominally listed as the account owner. Since 2005, the Company kept a certain amount of cash in personal bank accounts established in the names of its cashiers, accountants, and Chief Executive Officer for the purpose of cash maintenance and management. The Company’s cashier, accountants, and Chief Executive Officer were maintaining and managing cash of $729,355 and $215,430 on behalf of the Company as of December 31, 2013 and 2012.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Plant and Equipment

Plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Included in property and equipment is construction-in-progress which consisted of factory improvements and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation of the assets. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the years ended December 31, 2013 and 2012.

Advances from Customers

Advances from customers at December 31, 2013 and 2012 amounted to $59,784 and $74,512, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of its pork products upon shipment and transfer of title.

Income Taxes

The Company is governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended. The Company accounts for income taxes using the liability method prescribed by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2013 and 2012, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Shipping and Handling Costs

Shipping costs are included in selling expenses and totaled $264,483 and $205,004 for the years ended December 31, 2013 and 2012, respectively.

Employee Benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs. Employee benefit costs totaled $109,460 and $84,709 for the years ended December 31, 2013 and 2012, respectively.

Advertising Costs

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of income and comprehensive income and totaled $127,911 and $125,272 for the years ended December 31, 2013 and 2012, respectively.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2013 and 2012 was $16,042 and $3,030, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2013 and 2012 were translated at 6.1104 RMB to $1.00 and at 6.3011 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2013 and 2012 were 6.1905 RMB and 6.3034 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The amount due from related party was $152,371 and $3,791,804 as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company had a receivable of $0 and $3,791,804 from the Company’s shareholder and Chief Executive Officer, Wenping Luo, for personal loan purposes. Such loans are non-interest bearing and due upon demand. The loans outstanding at December 31, 2012 to related party had been collected before June 30, 2013.
In 2013, the Company made sales of pork products to each of Laifeng Anpulo Yunxing Transportation Co., Ltd., Laifeng Fangchi Hotel and Laifeng Fangchi Paotang Restaurant. The major shareholder of the foregoing three companies, in each case, is Wenping Luo, the principal stockholder and President and Chief Executive Officer and a director of the Company. As of December 31, 2013 and 2012, the Company had receivables from these three companies as set forth below:

•	$3,014 and $0 from Laifeng Anpulo Yunxing Transportation Co., Ltd.
•	$99,724 and $0 from Laifeng Fangchi Hotel.
•	$49,633 and $0 from Laifeng Fangchi Paotang Restaurant.

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2013 and 2012 included net income and unrealized gains from foreign currency translation adjustments.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s management has determined that as of December 31, 2013 and 2012 their operations are in one segment, that of pork retailing business.

Recent Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income, however it increases disclose requirements for amounts that are reclassified out of accumulated other comprehensive income into net income. ASU 2013-02 is effective for annual and interim periods beginning after December 15, 2012. This guidance was adopted by the Company effective January 1, 2013, and did not have a significant impact on the Company’s financial statements.

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The report of our independent registered accounting firm on our consolidated financial statements for the year ended December 31, 2013 contained a qualification as to our ability to continue as a going concern. For the year ended December 31, 2013, the Company has incurred a net loss of approximately $0.9 million and cash outflow in operating activities of $3.2 million. The Company also has decreased of $9.8 million in working capital and its cash and cash equivalent and its revenues are not currently sufficient and cannot be projected to cover short-term loans and operating expenses in the coming year. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans include attempting to raise funds through debt and equity financings, restructure on-going operations to eliminate inefficiencies to raise cash balance and meet operating needs. Management intends to make every effort to identify and develop sources of funds. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 3 – ACCOUNTS RECEIVABLE

The Company accrues an allowance for bad debts related to our receivables. The receivable and allowance balances at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Accounts receivable	$2,984,690	$1,712,390
Less: allowance for doubtful accounts	(58,367)	(45,067)
	$2,926,323	$1,667,323

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $11,739 and $37,605 for the years ended December 31, 2013 and 2012, respectively.

NOTE 4 – INVENTORIES

At December 31, 2013 and 2012, inventories consisted of the following:

	December 31,
	2013	2012
Raw materials	$91,512	$41,914
Work in process	167,337	233,242
Finished goods	967,327	782,428
	1,226,176	1,057,584
Less: reserve for obsolete inventory	-	-
	$1,226,176	$1,057,584

For the years ended December 31, 2013 and 2012, the Company did not make any reserve for obsolete inventory.

NOTE 5 – OTHER RECEIVABLES

At December 31, 2013 and 2012, the Company reported other receivables of $499,303 and $93,971, respectively, including an allowance for doubtful receivables of $230,330 and $11,457.

The balances of other receivables as of December 31, 2013 and 2012 included the following:

	December 31,
	2013	2012
Deposits to supermarkets	$117,661	$79,419
Loan receivable	589,159	-
Travel advances to employees	21,785	22,648
Others	1,028	3,361
	729,633	105,428
Less: allowance for doubtful accounts	(230,330)	(11,457)
	$499,303	$93,971

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $215,688 and $1,436 for the years ended December 31, 2013 and 2012.

The loan receivable of $589,159 was a loan to one of the Company’s suppliers, Mr. Benshuang Yao. The loan was due on March 31, 2014 without collateral and interest burden.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 6 – RESTRICTED ASSETS

At December 31, 2013 and 2012, the Company reported restricted assets of $130,924 and $0, respectively. The restricted asset was a cash collateral to Hubei Xiangyue Professional Guarantee Service Co., Ltd. for providing guarantee at the short-term loan of $1,309,243 from Hubei Bank..

NOTE 7 – LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for a sale office located in Wuhan City. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 20 years and expires on November 30, 2033.

Long-term prepaid expenses at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Long-term prepaid rental expenses	$379,531	$-
Less: Accumulated amortization	(1,581)	-
	$377,950	$-

Amortization expense for the years ended December 31, 2013 and 2012 was $1,561 and $0, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $18,731 per annum.

NOTE 8 – PLANT AND EQUIPMENT

Plant and equipment at December 31, 2013 and 2012consisted of:

		December 31,
	Useful Life	2013	2012
Buildings	20 years	$7,574,580	$6,591,416
Operating equipment	4 to 10 years	3,401,535	3,273,355
Office equipment	5 years	102,897	73,774
Vehicles	5 to 8 years	405,333	340,520
		11,484,345	10,279,065
Less: accumulated depreciation		(3,691,402)	(2,869,963)
		$7,792,943	$7,409,102

For the years ended December 31, 2013 and 2012, depreciation expense amounted to $722,401 and $715,751, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

NOTE 9 – CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new hotel project which was cooperated with the government of Laifeng County. This project is a “Build-Operate-Transfer” or BOT hotel project. According to the BOT agreement, the Company will invest in building a hotel in Laifeng County and own the operating right for 20 years from October 1, 2012 to September 30, 2032. After September 30, 2032, the title of the hotel will be transferred to the government of Laifeng County. The construction is expected to be completed on August 2014. Once construction is completed and the facilities are approved to be used for the hotel operations, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of December 31, 2013 and 2012, the construction in progress was $2,142,989 and $648,458, respectively.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 10 – INTANGIBLE ASSETS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use right has a term of 50 years and expires on March 15, 2057. The Company amortizes the land use rights over the term of the respective land use right. For the years ended December 31, 2013 and 2012, amortization of land use rights amounted to $80,769 and $79,322, respectively. At December 31, 2013 and 2012, intangible assets consisted of the following:

		December 31,
	Useful Life	2013	2012
Land use rights	50 years	$4,091,385	$3,967,561
Others	1 year	6,248	6,059
		4,097,633	3,973,620
Less: accumulated depreciation		(565,403)	(468,941)
		$3,532,230	$3,504,679

The estimated amortization expense of intangible assets over each of the next five years and thereafter will be $87,500.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 11 – LOANS PAYABLE

Short-term Loans

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At December 31, 2013 and 2012, short-term bank loans consisted of the following:

	December 31,
	2013	2012
Loan payable to Laifeng Credit Guarantee Corp., annual interest rate of 9.72%, due by January 14, 2013.	$-	$190,443
Loan payable to Laifeng Credit Guarantee Corp., annual interest rate of 9.72%, due by March 19, 2013.	-	555,459
Loan payable to Laifeng Credit Guarantee Corp., annual interest rate of 9.72%, due by March 26, 2013.	-	555,459
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by December 20, 2013.	-	793,512
Loan payable to Agricultural Development Bank of China, annual interest rate of 6.56%, due by January 10, 2013.	-	793,512
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 19, 2013.	-	3,174,049
Loan payable to Bank of China, annual interest rate of 6%, due by November 20, 2014 with buildings and land use rights provided by the shareholders as collateral.	4,582,351	-
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 29, 2014, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd. , had been repaid in January 14, 2014 and refinanced in January 16, 2014	818,277	-
Loan payable to Hubei Bank, annual interest rate of 6%, due by March 30, 2014, guaranteed by Hubei Xiangyue Professional Guarantee Service Co., Ltd., a major shareholder, and 2 individuals, Fuming Fan and Yulan Tian	1,309,243	-
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 24, 2014 with buildings provided by major shareholder as collateral and guaranteed by the same shareholder.	1,636,554	-
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by November 21, 2014, with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral and guaranteed by the major shareholders.	1,636,554	-
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2014 with buildings and land use rights provided by 2 individuals, Benshuang Yao and Youxiang Zhou as collateral.	2,454,831	-
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by March 18, 2014.	196,386	-
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by April 21, 2014.	572,794	-
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by May 14, 2014.	572,794	-
Loan payable to Laifeng County Finance Bureau without interest burden, due by November 10, 2014.	1,636,555	-

	$15,416,339	$6,062,434

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Long-term Loans

Long-term bank loan represents an amount due to a bank that is due more than one year. At December 31, 2013 and 2012, long-term bank loans consisted of the following:

	December 31,
	2013	2012
Loan payable to Bank of China, annual interest rate of 6%, due by November 5, 2014.	$-	$4,443,669
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by August 24, 2014.	-	1,333,100
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by October 1, 2014.	-	1,047,436
	$-	$6,824,205

By the end of 2013, the Company has paid off all of its long-term bank loans and refinanced with short-term bank loans.

NOTE 12 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of preferred stock, $0.001 par value, and as of December 31, 2013 and 2012, it had 90,000,000 shares and 0 shares issued and outstanding, respectively.

The Company is authorized to issue 1,000,000,000 shares of common stock, $0.001 par value, and as of December 31, 2013 and 2012, it had 123,000,000 shares and 122,900,000 shares issued and outstanding, respectively.

On October 30, 2013, Anpulo entered into a Share Exchange Agreement (the “Exchange Agreement”) with Anpulo HK. Pursuant to the terms of the Exchange Agreement, the shareholders of Anpulo HK transferred to Anpulo all of the Anpulo HK Shares in exchange for the issuance of 122,900,000 shares of Anpulo’s common stock (the “Share Exchange”). As a result of the Share Exchange, Anpulo HK became a wholly-owned subsidiary of Anpulo and the shareholders of Anpulo HK acquired approximately 99.92% of Anpulo’s issued and outstanding common stock. Other than its equity interest in Anpulo HK, Anpulo does not own any assets or conduct any operations.

NOTE 13 – STATUTORY RESERVES

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

●	Making up cumulative prior years’ losses, if any;

●
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

●	Allocations to the discretionary surplus reserve, if approved by the stockholders;

●
The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Since the Company did not realize net income from its operations in the past years, the Company did not allocate any statutory reserve contributions. The reserves amounted to $0 as of December 31, 2013 and 2012.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
Customers	2013	2012
A	24%	21%

Suppliers

No supplier accounted for 10% or more of the Company’s purchases during the years ended December 31, 2013 and 2012.

Risk arising from operations in foreign countries

Substantially all of the Company’s operations are conducted in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Risk arising from contractual arrangements with Anpulo Laifeng

The Company conducts substantially all of its operations, and generates substantially all of its revenues, through contractual arrangements with Anpulo Laifeng that provide the Company with effective control over Anpulo Laifeng. The Company depends on Anpulo Laifeng to hold and maintain contracts with its customers. Anpulo Laifeng owns substantially all of the Company’s intellectual property, facilities and other assets relating to the operation of the Company’s business, and employs the personnel for substantially all of its business. Neither Anpulo, nor Anpulo HK nor Anpulo WFOE has any ownership interest in Anpulo Laifeng. Although Anpulo WFOE’s contractual arrangements with Anpulo Laifeng are valid, binding and enforceable under current PRC laws and regulations, these contractual arrangements may not be as effective in providing the Company with control over Anpulo Laifeng as direct ownership of Anpulo Laifeng would.

NOTE 15 – SUBSIDY INCOME

During the year ended December 31, 2013, the Company received subsidies from the local government of $176,594 in total which included $58,154 for bank interest expenses and $118,440 for subsidies to slaughtering companies and companies operating in poverty and minority area. The $58,154 subsidies for bank interest expenses were used to offset the Company’s gross interest expenses and were granted based on the Company’s outstanding bank loans and outstanding days occurred during the year ended December 31, 2013.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The interest subsidies consisted of the following:

	During the Year Ended December 31, 2013
	Outstanding Loans	Granted Interest Subsidy
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by December 20, 2013.	793,512	7,575
Loan payable to Agricultural Development Bank of China, annual interest rate of 6.56%, due by January 10, 2013.	793,512	8,282
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 19, 2013.	3,174,049	30,302
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 29, 2014, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd. had been repaid in January 14, 2014 and refinanced in January 16, 2014.	818,277	6,944
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 24, 2014 with buildings provided by major shareholder as collateral and guaranteed by the same shareholder.	1,636,554	3,788
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by November 21, 2014, with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral and guaranteed by the major shareholders.	1,636,554	1,263

	$8,852,458	$58,154

During the year ended December 31, 2012, the Company received subsidies from the local government of $1,234,730 in total which included $292,635 for bank interest expenses and $942,095 for subsidies to slaughtering companies and companies operating in poverty and minority area. The $292,635 subsidies for bank interest expenses were used to offset the Company’s gross interest expenses and were granted based on the Company’s outstanding bank loans and outstanding days occurred during the year ended December 31, 2012.

The subsidies for bank interest expenses and related bank loans for the year ended December 31, 2012 listed as follow:

	During the Year Ended December 31, 2012
	Outstanding Loans	Granted Interest Subsidy
Loan payable to Bank of China, annual interest rate of 6.56%, due by October 25, 2012 with buildings and land use rights provided by the shareholders as collateral.	$4,761,073	$108,738
Loan payable to Bank of China, annual interest rate of 6%, due by November 5, 2014, guaranteed by the shareholders.	4,443,669	19,116
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by December 20, 2013, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd.	793,512	621
Loan payable to Agricultural Development Bank of China, annual interest rate of 6.56%, due by September 13, 2012 with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral.	3,142,308	62,919
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 10, 2013, guaranteed by the major shareholders.	793,512	22,033
Loan payable to Agricultural Development Bank of China, annual interest rate of 6.56%, due by August 21, 2012 with no collateral provided.	793,512	10,799
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 19, 2013 with buildings as collateral.	3,174,049	24,565
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by October 7, 2012 with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral.	1,047,436	22,939
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by August 24, 2014 with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral.	1,333,101	13,451
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by October 1, 2014 with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral.	1,047,436	7,454

	$21,329,608	$292,635

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 16 – INCOME TAXES

The Company and each of its subsidiaries file separate income tax returns. The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

British Virgin Islands

On June 25, 2012, Anpulo re-domiciled from the State of Nevada to British Virgin Islands. Anpulo is not subject to tax on income or capital gains. In addition, upon payments of dividends by Anpulo, no British Virgin Islands withholding tax is imposed.

Hong Kong

Anpulo International (Hong Kong) Limited (“Anpulo HK”) is incorporated in Hong Kong and is subject to Hong Kong’s profits tax rate of 16.5% for the years ended December 31, 2013 and 2012. Anpulo HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2013 and 2012. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax at 25% unless otherwise specified.

The components of earnings (losses) before income taxes by jurisdictions are as follows:

	For the Years Ended December 31,
	2013	2012
PRC	$(825,219)	$230,132
BVI	(49,612)	-
	$(874,831)	$230,132

Income tax expense for the years ended December 31, 2013 and 2012 is as follow:

	For the Years Ended December 31,
	2013	2012
Income tax (benefit) provision at China Statutory rate	$(206,000)	$58,000
Benefits of loss not realized	206,000	-
Benefits of NOL realized	-	(58,000)
	$-	$-

The components of deferred income tax asset are as follow:

	As of December 31,
	2013	2012
Deferred income tax asset:
Net operating loss carry forwards	$514,000	$308,000
Valuation allowance	(514,000)	(308,000)
	$-	$-

As of December 31, 2013, the Company has a net operating loss carryforward for tax purposes of approximately $2 million available to offset future taxable income through 2018.

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations.

FASB ASC Topic 740, Income Taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize tax liabilities in accordance with ASC Topic 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of December 31, 2013 and 2012.

Lease obligations

The Company leases office space that has a remaining term of 4 years and expired November 30, 2018.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the years ended December 31, 2013 and 2012 was $26,331 and $24,749, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at December 31, 2013 under all non-cancelable leases for years ending December 31:

Operating Leases
2014	$38,769
2015	$38,769
2016	$38,769
2017	$38,769
2018	$35,538
Thereafter	$-

Anpulo Food, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Environmental matters

Environmental laws and regulations to which the Company is subject mandate additional concerns and requirements of the Company. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. The laws and regulations applicable to the Company's activities change frequently and it is not possible to predict the potential impact on the Company from any such future changes.

Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to material adverse effects on the Company’s financial position, results of operations, or cash flows.

The Company is not involved in any legal matters. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might be involved in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2014	ANPULO FOOD, INC.

	By:	/s/ Wenping Luo
Wenping Luo
President and Chief Executive Officer

	By:	/s/ Maochun Kang
Maochun Kang
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wenping Luo	President, Chief Executive Officer, and Director	March 14, 2014
(Principal executive officer)

/s/ Maochun Kang	Chief Financial Officer	March 14, 2014
Maochun Kang	(Principal financial and accounting officer)

/s/ Tao Yang	Director	March 14, 2014
Tao Yang

/s/ Chunhai Lin	Director	March 14, 2014
Chunhai Lin

/s/ Xinlian Zhang	Director	March 14, 2014
Xinlian Zhang

/s/ Shijia Li	Director	March 14, 2014

EXHIBIT NUMBER	DESCRIPTION
2.1
Share Exchange Agreement dated October 30, 2013(incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 of the Company filed on October 31, 2013, as amended, by the Company with the SEC).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10 filed with the Securities and Exchange Commission on December 10, 2010, as amended.)
3.2	Certificate of Continuation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed on October 31, 2013, as amended, by the Company with the SEC).
3.3
Memorandum of Association and Articles of Association (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Company filed on October 31, 2013, as amended, by the Company with the SEC).

10.1
Equity Pledge Agreement dated September 22, 2013 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed on October 31, 2013, as amended, by the Company with the SEC).

10.2
Shareholders’ Voting Proxy Agreement dated September 22, 2013 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed on October 31, 2013, as amended, by the Company with the SEC).

10.3
Exclusive Option Agreement dated September 22, 2013 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of the Company filed on October 31, 2013, as amended, by the Company with the SEC).

10.4
Entrusted Management Agreement dated September 22, 2013 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed on October 31, 2013, as amended, by the Company with the SEC).

10.5
Employment Agreement between Laifeng Anpulo (Group) Food Development Co., Ltd. and Wenping Luo dated December 1, 2013 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed on October 31, 2013, as amended, by the Company with the SEC).

10.6
Employment Agreement between Laifeng Anpulo (Group) Food Development Co., Ltd. and Maochun Kang dated December 1, 2013 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed on October 31, 2013, as amended, by the Company with the SEC).

10.7
Form of Distribution Agreement with Specialty Retail Stores (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed on October 31, 2013, as amended, by the Company with the SEC).

10.8	Loan Agreement with Bank of China regarding a loan in a principal amount of $4,443,669 due on November 5, 2014.
16.1	Letter from Keith K. Zhen, CPA (incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-1 of the Company filed on October 31, 2013, as amended, by the Company with the SEC).

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

 + In accordance with the SEC Release 33-8238, deemed being furnished and not filed.