Form 10-Q
period 2014-03-31
Anpulo Food, Inc.
filed 2014-05-20
CIK 1500366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the registrant had 123,000,000 ordinary shares, par value $0.001 per share, issued and outstanding at May 14, 2014.

ANPULO FOOD, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

ANPULO FOOD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,342,561	$667,024
Investment – held for trading	24,849	32,914
Accounts receivable	2,355,299	2,926,323
Inventories	1,057,051	1,226,176
Advances to suppliers	261,920	255,879
Advance for real estate purchase	81,144	-
Prepaid expenses	23,290	57,989
Due from related party	376,758	152,371
Other receivables, net	1,739,320	499,303
Restricted assets	64,915	130,924
Other current assets	2,413,180	729,355
Total Current Assets	9,740,287	6,678,258

Long-term prepaid expenses	370,087	377,950
Plant and equipment, net of accumulated depreciation	7,555,217	7,792,943
Construction in progress	2,782,615	2,142,989
Intangible assets, net	3,482,421	3,532,230
Total Assets	$23,930,627	$20,524,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$18,857,820	$15,416,339
Accounts payable and accrued payables	492,819	415,504
Advances from customers	98,155	59,784
Other payables	189,332	201,877
Total Liabilities	19,638,126	16,093,504

Stockholders’ Equity:
Preferred stock ($0.001 par value, 500,000,000 shares authorized, 90,000,000 shares issued and outstanding on March 31, 2014 and December 31, 2013)	90,000	90,000
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 123,000,000 shares issued and outstanding on March 31, 2014 and December 31, 2013)	123,000	123,000
Additional paid in capital	5,413,172	5,413,172
Accumulated deficit	(2,168,473)	(2,067,646)
Accumulated other comprehensive income	834,802	872,340
Total Stockholders’ Equity	4,292,501	4,430,866
Total Liabilities and Stockholders’ Equity	$23,930,627	$20,524,370

See accompanying notes to financial statements.

ANPULO FOOD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)
 (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Revenue	$4,376,841	$4,533,877
Cost of goods sold	3,488,901	3,700,471
Gross profit	887,940	833,406

General and administrative expenses	604,814	405,555
Selling expenses	647,447	512,720
Operating expenses	1,252,261	918,275

Loss from operations	(364,321)	(84,869)

Other income (expense):
Interest expenses	237,964	(197,103)
Subsidy income	27,732	104,064
Other income (expense)	(2,202)	25,167
Total other income (expense)	263,494	(67,872)

Loss before income taxes	(100,827)	(152,741)
Income taxes	-	-
Net loss	$(100,827)	$(152,741)

Earnings (loss) per share – Basic and Diluted	$-	$-
Weighted average shares outstanding – Basic and Diluted	123,000,000	122,900,000

Comprehensive income:
Net loss	$(100,827)	$(152,741)
Unrealized foreign currency translation adjustment	(37,538)	28,195
Comprehensive loss	$(138,365)	$(124,546)

See accompanying notes to financial statements.

ANPULO FOOD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,827)	$(152,741)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	258,235	202,562
Provision for doubtful accounts	51,513	23,203
Fair value change of held for sale investment	7,849	-
Changes in operating assets and liabilities:
Accounts receivable	499,192	362,438
Inventories	160,080	81,328
Advances to suppliers	(8,242)	(18,790)
Other receivables	(1,253,610)	(1,872,717)
Other current assets	(1,702,714)	(970,065)
Prepaid expenses	(7,767)	-
Restricted assets	65,407	-
Accounts payable and accrued liabilities	80,105	(121,522)
Advances from customers	39,165	71,601
Other payables	(10,940)	(27,211)
Net cash used in operating activities	(1,922,554)	(2,421,914)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in held for sale investment	-	(32,041)
Prepayment for real estate purchase	(81,758)	-
Investment in construction in progress	(662,515)	(34,408)
Purchase of plant and equipment	(16,914)	(206,733)
Net cash used in investing activities	(761,187)	(273,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from related party	(227,369)	2,776,621
Proceeds from capital contribution	(2,125,711)	(1,178,926)
Proceeds from short-term loans	5,723,069	2,453,440
Net cash used in financing activities	3,369,989	4,051,135

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,711)	4,473
NET INCREASE IN CASH	675,537	1,360,512
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	667,024	407,323
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,342,561	$1,767,835

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$230,458	$198,056
Income tax paid	$-	$-

See accompanying notes financial statements.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

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

On November 18, 2012, the Company entered into a cooperation agreement with the government of Laifeng County to build and operate a high end hotel. According to such agreement, we shall invest no less than RMB 30 million or approximate $4,760,000 in building a hotel in Laifeng County and, after the hotel is built we are entitled to operate the hotel and profit from the hotel operation for 20 years from October 1, 2012 to September 30, 2032. After September 30, 2032, the title of the hotel shall be transferred to the Laifeng County and the Laifeng County shall not be liable for any debts associated with the hotel. As of March 31, 2014 and December 31, 2013, the Company had invested $2,782,615 and $2,142,989 in the hotel construction and may need additional $2.95 million capital to complete this construction. On April 20, 2014, the Company assigned and transferred all of our rights and obligations under the cooperation agreement to Laifeng Fengming Manor Hotel Management Co., Ltd. (“Fengming”) for approximately $2.7 million or RMB 17 million. Fengming is owned by Mr. Junyi Luo, Mr. Wenping Luo’s son. Mr. Wenping Luo does neither have any direct or indirect investment in Fengming nor hold any management position in Fengming.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant intercompany transactions and balances have been eliminated.

As reflected in the accompanying financial statements, the Company has accumulated deficit of $2,168,473, a working capital deficit and cash outflow from operating activities of $9,897,839 and $1,922,554 at March 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Interim Financial Statements

These unaudited financial statements as of and for the three months ended March 31, 2014 and 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended December 31, 2013 and 2012 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on March 14, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. Significant estimates include the useful lives of property and equipment, land use rights, and assumptions used in assessing impairment for long-term assets.

Principles of Consolidation

Pursuant to US GAAP, Anpulo Laifeng is the VIE of the Company and the Company is the primary beneficiary of the VIE. Accordingly, the VIE has been consolidated in the Company’s financial statements.

Based on various VIE agreements, the Company is able to exercise control over the VIE, and obtain the financial interests such as the periodic income of the VIE through the EMA, PEA, and OA and to acquire the net assets of VIE through purchase of their equities at essentially no cost. The Company therefore concluded that its interest in the VIE is not a non-controlling interest and therefore is not classified as such. Based on the Exclusive Agreements the amount of controlling interest of the Anpulo Laifeng shareholders, who are holding shares of the VIE for the Company, is zero. They exercise no controls over the VIE and no financial interests of ownership are due to them either for periodic income or the net assets.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. As of March 31, 2014 and December 31, 2013, balances in banks in the PRC of $1,342,561 and $667,024, respectively, are uninsured.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended March 31, 2014 and 2013. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following tables present information about investment held for trading measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014	Gain (Loss)
Investment in gold held for trading	$24,849	$-	$-	$24,849	$(7,849)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013	Gain (Loss)
Investment in gold held for trading	$32,914	$-	$-	$32,914	$-

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventories, advances to suppliers, prepaid expenses, short-term loans, accounts payable, accrued expenses, advances from customers, taxes payable approximate their fair market value based on the short-term maturity of these instruments.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Gold – Held for Trading

Marketable investment instruments are generally designated as investment held for trading. Investments held for trading are measured at fair value, whereby gains and losses resulting from changes in fair value are recognized to profit or loss. The Company holds investments in gold for trading purposes. As of March 31, 2014 and December 31, 2013, the Company holds investment for trading of $24,849 and $32,914, respectively. The loss resulting from changes in fair value are recognized to profit or loss during the three months ended March 31, 2014 and 2013was ($7,849) and $0, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2014 and December 31, 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $109,005 and $58,367, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record inventory reserve at March 31, 2014 and December 31, 2013.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $261,920 and $255,879 as of March 31, 2014 and December 31, 2013, respectively.

Other Current Assets

Other current assets represent the cash held in personal bank accounts. Most of the Company’s business activities are with peasant farmers and of necessity such transactions are carried out in cash. Corporate bank accounts in the PRC generally have cumbersome procedures for cash deposits and withdrawals. However, such cumbersome procedures are not applicable to personal bank accounts. For this reason, many companies that deal with a significant volume of cash activities often arrange to have a personal bank account established in the name of a trusted employee to facilitate such transactions. The Company’s rights to its funds held in such account are documented through a formal agreement with the individual nominally listed as the account owner. Since 2005, the Company kept a certain amount of cash in personal bank accounts established in the names of its cashiers, accountants, and Chief Executive Officer for the purpose of cash maintenance and management. The Company’s cashier, accountants, and Chief Executive Officer were maintaining and managing cash of $2,413,180 and $729,355 on behalf of the Company as of March 31, 2014 and December 31, 2013.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Buildings	20 years
Vehicles	5 ~ 8 years
Office equipment	5 years
Operating equipment	4 ~ 10 years

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2014 and 2013.

Advances from Customers

Advances from customers at March 31, 2014 and December 31, 2013 amounted to $98,155 and $59,784, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

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

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2014 and December 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Shipping and Handling Costs

Shipping costs are included in selling expenses and totaled $77,225 and $44,713 for the three months ended March 31, 2014 and 2013, respectively.

Employee Benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs. Employee benefit costs totaled $58,731 and $27,717 for the three months ended March 31, 2014 and 2013, respectively.

Advertising Costs

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of income and comprehensive income and totaled $39,773 and $15,544 for the three months ended March 31, 2014 and 2013, respectively.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2014 and 2013 was ($10,711) and $4,473, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2014 and December 31, 2013 were translated at 6.1619 RMB to $1.00 and 6.1104 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2014 and 2013 were 6.1156 RMB and 6.2769 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessments inherently involve an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

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

At March 31, 2014 and December 31, 2013, the Company’s cash balances by geographic area were as follows:

	March 31, 2014		December 31, 2013
Country:
United States	$-	-	$-	-
China	1,342,561	100%	667,024	100%
Total cash and cash equivalents	$1,342,561	100%	$667,024	100%

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The amount due from related party was $376,758 and $152,371 as of March 31, 2014 and December 31, 2013, respectively.

Since 2013, the Company made sales of pork products to each of Laifeng Anpulo Yunxing Transportation Co., Ltd., Laifeng Fangchi Hotel and Laifeng Fangchi Paotang Restaurant. The major shareholder of the foregoing three companies, in each case, is Mr. Wenping Luo, the principal stockholder and President and Chief Executive Officer and a director of the Company. As of March 31, 2014 and December 31, 2013, the Company had receivables from these three companies as set forth below:

	March 31, 2014	December 31, 2013
Laifeng Anpulo Yunxing Transportation Co., Ltd.	$262,222	$3,014
Laifeng Fangchi Hotel	111,290	99,724
Laifeng Fangchi Paotang Restaurant	-	49,633
	$373,512	$152,371

As of March 31, 2014 and December 31, 2013, the Company had a prepaid travel advance of $3,246 and $0 to Ms. Jinfeng Hu who is Mr. Wenping Luo’s wife.

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2014 and 2013 included net income (loss) and unrealized gains from foreign currency translation adjustments.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. Application of the standard, which is to be applied prospectively, is required for fiscal years beginning on or after December 15, 2014, and for interim periods within that year. The Company currently plans to adopt the standard in January 2015.

NOTE 3 – ACCOUNTS RECEIVABLE

The Company accrues an allowance for bad debts related to our receivables. The receivable and allowance balances at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Accounts receivable	$2,464,304	$2,984,690
Less: Allowance for doubtful accounts	(109,005)	(58,367)
	$2,355,299	$2,926,323

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $51,513 and $21,564 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 4 – INVENTORIES

At March 31, 2014 and December 31, 2013, inventories consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials	$82,844	$91,512
Work in process	112,751	167,337
Finished goods	861,456	967,327
	1,057,051	1,226,176
Less: Reserve for obsolete inventory	-	-
	$1,057,051	$1,226,176

For the three months ended March 31, 2014 and 2013, the Company did not make any reserve for obsolete inventory.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 5 – OTHER RECEIVABLES

At March 31, 2014 and December 31, 2013, the Company reported other receivables of $1,739,320 and $499,303, respectively, including an allowance for doubtful receivables of $228,405 and $230,330.

The balances of other receivables as of March 31, 2014 and December 31, 2013 included the following:

	March 31, 2014	December 31, 2013
Deposits to supermarkets	$181,999	$117,661
Loan receivables	1,753,031	589,159
Travel advances to employees	32,314	21,785
Others	381	1,028
	1,967,725	729,633
Less: Allowance for doubtful accounts	(228,405)	(230,330)
	$1,739,320	$499,303

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $0 and $1,639 for the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, the Company had a loan receivable of $130,155 and $589,159 to one of the Company’s suppliers, Mr. Benshuang Yao, without collateral and interest burden and due on July 31 and March 31, 2014, respectively. The outstanding loan of $589,159 to Mr. Benshuang Yao at December 31, 2013 was collected in the first quarter of 2014.

As of March 31, 2014, the Company had a loan receivable of $1,622,876 to Laigeng City Construction and Investment Co., Ltd. which was a Laifeng County owned company engaged in designing, planning, and managing the future city development in Laifeng County. This loan was due on demand without collateral and interest burden.

NOTE 6 – RESTRICTED ASSETS

At March 31, 2014 and December 31, 2013, the Company reported restricted assets of $64,915 and $130,924, respectively. The restricted asset was a cash collateral to Hubei Xiangyue Professional Guarantee Service Co., Ltd. for providing guarantee at the short-term loans of $1,622,876 from Agricultural Development Bank of China and $1,309,243 from Hubei Bank.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 7 – LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for a sale office located in Wuhan City. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 20 years and expires on November 30, 2033.

Long-term prepaid expenses at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Long-term prepaid rental expenses	$376,359	$379,531
Less: Accumulated amortization	(6,272)	(1,581)
	$370.087	$377,950

Amortization expense for the three months ended March 31, 2014 and 2013 was $4,740 and $0, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $18,960 per annum.

NOTE 8 – PLANT AND EQUIPMENT

Plant and equipment at March 31, 2014 and December 31, 2013 consisted of:

	Useful Life	March 31, 2014	December 31, 2013
Buildings	20 years	$7,093,177	$7,574,580
Operating equipment	4 to 10 years	3,792,360	3,401,535
Office equipment	5 years	110,783	102,897
Vehicles	5 to 8 years	408,828	405,333
		11,405,148	11,484,345
Less: Accumulated depreciation		(3,849,931)	(3,691,402)
		$7,555,217	$7,792,943

For the three months ended March 31, 2014 and 2013, depreciation expense amounted to $190,815 and $176,435, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 9 – CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new hotel project which was cooperated with the government of Laifeng County. This project is a “Build-Operate-Transfer” or BOT hotel project. According to the BOT agreement, the Company will invest in building a hotel in Laifeng County and own the operating right for 20 years from October 1, 2012 to September 30, 2032. After September 30, 2032, the title of the hotel will be transferred to the government of Laifeng County. The construction is expected to be completed on August 2014. Once construction is completed and the facilities are approved to be used for the hotel operations, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of March 31, 2014 and December 31, 2013, the construction in progress was $2,782,615 and $2,142,989, respectively.

On April 20, 2014, the Company assigned and transferred all of its rights and obligations under the cooperation agreement with Laifeng County to Laifeng Fengming Manor Hotel Management Co., Ltd. (“Fengming”) for approximately $2.7 million or RMB 17 million. Fengming is owned by Mr. Junyi Luo, Mr. Wenping Luo’s son. Mr. Wenping Luo does neither have any direct or indirect investment in Fengming nor hold any management position in Fengming.

NOTE 10 – INTANGIBLE ASSETS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use right has a term of 50 years and expires on March 15, 2057. The Company amortizes the land use rights over the term of the respective land use right. For the three months ended March 31, 2014 and 2013, amortization of land use rights amounted to $20,440 and $19,914, respectively. At March 31, 2014 and December 31, 2013, intangible assets consisted of the following:

	Useful Life	March 31, 2014	December 31, 2013
Land use rights	50 years	$4,057,190	$4,091,385
Others	1 year	6,196	6,248
		4,063,386	4,097,633
Less: accumulated depreciation		(580,965)	(565,403)
		$3,482,421	$3,532,230

The estimated amortization expense of intangible assets over each of the next five years and thereafter will be $81,760.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 11 – SHORT-TERM LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At March 31, 2014 and December 31, 2013, short-term bank loans consisted of the following:

	March 31, 2014	December 31, 2013
Loan payable to Bank of China, annual interest rate of 6%, due by November 20, 2014 with buildings and land use rights provided by the shareholders as collateral.	$4,544,053	$4,582,351
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 29, 2014, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd.	-	818,277
Loan payable to Hubei Bank, annual interest rate of 6%, due by March 30, 2014, guaranteed by Hubei Xiangyue Professional Guarantee Service Co., Ltd., a major shareholder, and 2 individuals, Fuming Fan and Yulan Tian	-	1,309,243
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 24, 2014 with buildings provided by major shareholder as collateral and guaranteed by the same shareholder.	1,622,876	1,636,554
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by November 21, 2014, with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral and guaranteed by the major shareholders.	1,622,876	1,636,554
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2014 with buildings and land use rights provided by 2 individuals, Benshuang Yao and Youxiang Zhou as collateral.	2,434,314	2,454,831
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by March 18, 2014 but had been extended to March 18, 2015.	194,745	196,386
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by April 21, 2014 but had been extended to April 21, 2014.	568,007	572,794
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by May 14, 2014 but had been extended to May 14, 2015.	568,007	572,794
Loan payable to Laifeng County Finance Bureau without interest burden, due by November 10, 2014.	1,622,876	1,636,555
Loan payable to Laifeng County Finance Bureau without interest burden, due by November 1, 2014.	4,057,190	-

	$18,857,820	$15,416,339

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 12 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of preferred stock, $0.001 par value, and as of March 31, 2014 and December 31, 2013, it had 90,000,000 shares issued and outstanding, respectively.

The Company is authorized to issue 1,000,000,000 shares of common stock, $0.001 par value, and as of March 31, 2014 and December 31, 2013, it had 123,000,000 shares issued and outstanding, respectively.

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

•	Making up cumulative prior years’ losses, if any;

•
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

•	Allocations to the discretionary surplus reserve, if approved by the stockholders;

•
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

Since the Company did not realize net income from its operations in the past years, the Company did not allocate any statutory reserve contributions. The reserves amounted to $0 as of March 31, 2014 and December 31, 2013.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
Customers	2014	2013
A	25%	27%
B	16%	-
	41%	27%

Suppliers

No supplier accounted for 10% or more of the Company’s purchases during the three months ended March 31, 2014 and 2013.

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

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 15 – SUBSIDY INCOME

The Company will not recognize the subsidy income until it receives the subsidies. During the three months ended March 31, 2014, the Company received subsidies from the local government of $494,146 in total which included $466,414 for 2013 bank interest expenses and $27,732 for subsidies to companies operating in poverty and minority area.

In 2013, the Company had received the subsidies of $58,154 for its bank interest expenses. During the first quarter of 2014, the Company received additional subsidies of $466,414 for its 2013 bank interest expense. The subsidies will not be recognized as income upon the Company receives them. The $466,414 subsidies for bank interest expenses were used to offset the Company’s gross interest expenses and were granted based on the Company’s outstanding bank loans and outstanding days occurred during the year ended December 31, 2013. On April 21 and April 22, 2014, the Company received additional governmental subsidies of approximately $34,000 in total for its 2013 bank loan interest expenditures. The Company cannot guarantee it will keep receiving subsidies from the government in the future.

The subsidies for 2013 bank interest expenses which the Company received in the first three months ended March 31, 2014 and related bank loans for its relevant outstanding period over the year ended December 31, 2013 listed as follow:

	During the Year Ended December 31, 2013
	Outstanding Loans	Granted Interest Subsidy
Loan payable to Bank of China, annual interest rate of 6%, due by November 5, 2014 which had been repaid in 2013.	$4,582,351	$162,804
Loan payable to Bank of China, annual interest rate of 6%, due by November 20, 2014 with buildings and land use rights provided by the shareholders as collateral.	4,582,351	21,143
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by August 24, 2014 which had been repaid in 2013.	1,374,705	35,996
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by October 1, 2014 which had been repaid in 2013.	1,080,126	26,746
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2014 with buildings and land use rights provided by 2 individuals, Benshuang Yao and Youxiang Zhou as collateral.	2,454,831	30,016
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by December 20, 2013.	818,277	33,320
Loan payable to Agricultural Development Bank of China, annual interest rate of 6.56%, due by January 10, 2013.	818,277	31,621
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 19, 2013.	1,309,243	929
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 23, 2013.	1,145,588	39,266
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 24, 2013.	818,277	34,358
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 29, 2014, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd.	818,277	24,541
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 24, 2014 with buildings provided by major shareholder as collateral and guaranteed by the same shareholder.	1,636,554	18,312
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by November 21, 2014, with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral and guaranteed by the major shareholders.	1,636,554	7,362

	$23,075,411	$466,414

During the three months ended March 31, 2013, the Company received subsidies from the local government of $104,064 in total which were for subsidies to slaughtering companies and companies operating in poverty and minority area.

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of March 31, 2014 and December 31, 2013.

Lease obligations

The Company leases office space that has a remaining term of 4 years and expired November 30, 2018. Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the three months ended March 31, 2014 and 2013 was $15,140 and $6,213, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at March 31, 2014 under all non-cancelable leases for years ending December 31:

Operating Leases
2014	$70,916
2015	$70,916
2016	$70,916
2017	$70,916
2018	$70,916
Thereafter	$-

ANPULO FOOD, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 16 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 17 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficit of $2,168,473, a working capital deficit and cash outflow from operating activities of $9,897,839 and $1,922,554 at March 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

 NOTE 18 – SUBSEQUENT EVENTS

On April 20, 2014, the Company assigned and transferred all of its rights and obligations under the cooperation agreement with Laifeng County to Laifeng Fengming Manor Hotel Management Co., Ltd. (“Fengming”) for approximately $2.7 million or RMB 17 million. Fengming is owned by Mr. Junyi Luo, Mr. Wenping Luo’s son. Mr. Wenping Luo does neither have any direct or indirect investment in Fengming nor hold any management position in Fengming.

On April 21 and April 22, 2014, the Company received governmental subsidies of approximately $34,000 in total for its 2013 bank loan interest expenditures. The Company cannot guarantee it will keep receiving subsidies from the government in the future.

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

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Forward-Looking Statements.”  Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014.

Unless otherwise stated, with the exception of equity at March 31, 2014, we translated balance sheet amounts at March 31, 2014 at RMB 6.1619 to $1.00 as compared to RMB 6.1104 to $1.00 at December 31, 2013. The equity accounts at March 31, 2014 were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2014 and 2013 were RMB 6.1156 and RMB 6.2769, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

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

Our products are sold under the “Anpulo” and “Linghaotuzhu” brand names. Our customers are mainly located in Hubei and Hunan Province, including the seven major supermarket operators. During the three months ended March 31, 2014, we are selling our chilled pork, frozen pork, and smoked pork through 38 specialty retail stores, 66 supermarkets, 16 food distributors and 45 schools and restaurants.

In 2012, our management decided to explore a business opportunity in real estate development. On November 18, 2012, we entered into a cooperation agreement with the Laifeng County to build and operate a high-end hotel. According to such agreement, we shall invest no less than RMB 30 million or approximate $4,760,000 in building a hotel in Laifeng County and, after the hotel is built we are entitled to operate the hotel and profit from the hotel operation for 20 years from October 1, 2012 to September 30, 2032. After September 30, 2032, the title of the hotel shall be transferred to the Laifeng County and the Laifeng County shall not be liable for any debts associated with the hotel. As of December 31, 2013, we have invested $2,142,989 in the hotel construction and will need additional $3.5 million to complete this construction. On April 20, 2014, we assigned and transferred all of our rights and obligations under the cooperation agreement to Laifeng Fengming Manor Hotel Management Co., Ltd. (“Fengming”) for approximately $2.7 million or RMB 17 million. Fengming is owned by Mr. Junyi Luo, Mr. Wenping Luo’s son. Mr. Wenping Luo neither has any equity interest in Fengming, nor hold any management position in Fengming or control Fengming by any contractual arrangement.

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

Results of Operation

In fiscal 2014, we continued to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years. However, due to a lack of funding, we have put on hold several growth strategic plans, including constructing new warehouse facilities with walk-in coolers and freezers, adding supermarket counters in Wuhan city, completing in-house product development, seeking outside product research and development collaboration, and will continue to do so until additional funding is secured.

Going Concern

We incurred accumulated deficit of $2.2 million, a working capital deficit of $9.9 million and a cash outflow from operating activities of $1.9 million as of March 31, 2014. In addition, we had outstanding loans as of March 31, 2014 of $18.9 million that are due in the next 12 months and our cash reserve was $3.8 million at the same date. We anticipate that our current cash reserves plus cash from our operating activities will not be sufficient to meet our ongoing obligations and fund our operations for the next twelve months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Requirements for Additional Funding.” These conditions raise a substantial doubt as to whether we may continue as a going concern.

As a result, we will need to seek additional funding in the near future. We plan to negotiate with our lenders to extend or renew our loans and are planning to seek additional financing from local banks in the PRC. We may also seek to obtain short-term loans from our management or principal shareholders. We will also seek to improve our cash flows from operations by implementing cost control measures, collection of loan receivables, and reducing our inventory purchases.

Additional funding may not be available, or at acceptable terms, to us at this time. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.

Comparison of the Results of Operations for the Three Months Ended March 31, 2014 and 2013

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended March 31,			Percentage of
	2014	2013	Net Change	Change
Sales	$4,376,841	$4,533,877	$(157,036)	(3%)
Cost of goods sold	3,488,901	3,700,471	(211,570)	(6%)
Gross profit	887,940	833,406	54,534	7%
Selling, general and administrative expenses	1,252,261	918,275	333,986	36%
Loss from operations	(364,321)	(84,869)	(279,452)	329%
Interest income (expense), net	237,964	(197,103)	435,067	(221%)
Subsidy income	27,732	104,064	(76,332)	(73%)
Other income	(2,202)	25,167	(27,369)	(109%)
Net other income (expense)	263,494	(67,872)	331,366	(488%)
Loss before income taxes	(100,827)	(152,741)	51,914	(34%)
Income taxes	-	-	-	-
Net loss	$(100,827)	$(152,741)	$51,914	(34%)

Revenue. Total revenue decreased from $4.5 million for the three months ended March 31, 2013 to $4.4 million for the same period in 2014, which represented a decrease of $0.2 million, or approximately 3%. The decrease in revenues was primarily due to an apparent decline in the demand in China pork market caused by H7N9 avian flu which temporarily diverted consumption demand for pork to chicken or beef.

The following table sets forth our revenues by sales channel for the three months ended March 31, 2014 and 2013.

	Sales by Distribution Channel (US dollars in thousands)
	Three Months Ended March 31,
	2014		2013
	Amount	Percent	Amount	Percent
“Branded” retail stores and supermarket stores	$2,590	59%	$3,183	70%
Food services distributors	1,619	37%	979	22%
Restaurants and non-commercial	167	4%	372	8%
	$4,376	100%	$4,534	100%

During the three months ended March 31, 2014, revenues from sales to “branded” retail stores and supermarket stores of $1.3 million, which represented a decrease of $0.6 million, or approximately 19%, as compared to the three months ended March 31, 2013. During the three months ended March 31, 2014, revenues from sales to restaurants and non-commercial customers decreased to $167,000, which represented a decrease of $205,000, or approximately 55%, as compared to the three months ended March 31, 2013. As stated above, the decreases in both revenues from sales to “branded” retail stores and supermarket stores and revenues from sales to restaurants and non-commercial customers were primarily due to an apparent decline in the demand in China pork market caused by H7N9 avian flu which temporarily diverted consumption demand for pork to chicken or beef. During the three months ended March 31, 2014, revenues from sales to food service distributors increased to $1.6 million, which represented an increase of $0.6 million, or approximately 65%, as compared to the three months ended March 31, 2013. Food service distributors purchase our pork products and resell them to wholesalers and pork processing factories. The increased orders by food service distributors were driven by their intent to take advantage of the potentially enlarged profit led by the price decline.

Cost of sales. Cost of sales decreased from $3.7 million for the three months ended March 31, 2013 to $3.5 million for the three months ended March 31, 2014, which represented a decrease of $0.2 million, or approximately 6%. The decrease in cost of sales was in line with the decrease in our revuneu for the same period.

Gross Profit. The gross profit margin increased from 18% for the three months ended March 31, 2013 to 20% for the same period in 2014. The increase in gross profit margin was primarily attributable to a decrease in the cost of raw materials during the three months ended March 31, 2014.

Expenses. Selling, general and administrative expenses increased by $333,986 in the first quarter of 2014 as compared to the same period in 2013. The increase was primarily a result of an increase in bad debt expense of $28,310 accrued over accounts receivable, an increase of $136,888 related to our expanded sales team, including additional $99,224 of payroll and $37,664 of employees’ social security taxes, and additional expenditures of $141,025 in connection with the Company’s certain filings with the SEC.

Interest income (expense). We had interest income of $237,964 during the first quarter of 2014, which represents an increase of $435,067 or (221%), comparing with the interest expense of ($197,103) in the same period of 2013. The increase in interest income (expense) was primarily due to the subsidies of $466,414 received from the local government in the first quarter of 2014 for our 2013 bank loan interest expenses. We did not recognize or accrue the subsidy income until we receive the subsidy.

The details of the gross interest expense and subsidies received from the local government which were recorded against our interest expenses are as follow:

	For the Three Months Ended March 31,
	2014	2013
Interest expense	$(230,458)	$(198,056)
Deduct:
Interest income	2,008	953
Subsidy received from the local government	466,414	-
Net balance of interest income (expense)	$237,964	$(197,103)

We have benefitted from government grants and subsidies. In particular, we received (a) one-time subsidy for interest expense of $466,414 and $0 during the three months ended March 31, 2014 and 2013, and (b) subsidies of $27,732 and $104,064 for supporting agricultural development in minority areas in the first quarter of 2014 and 2013, respectively. The one-time subsidies for interest expenses were used to offset the Company’s gross interest expenses and were granted based on the amount of the Company’s outstanding bank loans and the number of days that the bank loans were outstanding. The interest expense subsidy that we received during the first quarter of 2014 was for our 2013 bank loan interest expenses. The one-time subsidies for interest expense were recognized as income upon received and recorded against the relevant interest expenses. No subsidies for bank interest expenses were deferred. The subsidies were recorded as “subsidy income” in our financial statements. The subsidies are generally determined based on the local government’s financial status, policy, and various political factors. There is no guarantee that we will continue to receive such subsidies in comparable amounts or at all in the future.

The subsidies for 2013 bank interest expenses which the Company received in the first three months ended March 31, 2014 and related bank loans for its relevant outstanding period over the year ended December 31, 2013 listed as follow:

	During the Year Ended December 31, 2013
	Outstanding Loans	Granted Interest Subsidy
Loan payable to Bank of China, annual interest rate of 6%, due by November 5, 2014 which had been repaid in 2013.	$4,582,351	$162,804
Loan payable to Bank of China, annual interest rate of 6%, due by November 20, 2014 with buildings and land use rights provided by the shareholders as collateral.	4,582,351	21,143
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by August 24, 2014 which had been repaid in 2013.	1,374,705	35,996
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by October 1, 2014 which had been repaid in 2013.	1,080,126	26,746
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2014 with buildings and land use rights provided by 2 individuals, Benshuang Yao and Youxiang Zhou as collateral.	2,454,831	30,016
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by December 20, 2013.	818,277	33,320
Loan payable to Agricultural Development Bank of China, annual interest rate of 6.56%, due by January 10, 2013.	818,277	31,621
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 19, 2013.	1,309,243	929
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 23, 2013.	1,145,588	39,266
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 24, 2013.	818,277	34,358
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 29, 2014, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd.	818,277	24,541
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 24, 2014 with buildings provided by major shareholder as collateral and guaranteed by the same shareholder.	1,636,554	18,312
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by November 21, 2014, with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral and guaranteed by the major shareholders.	1,636,554	7,362

	$23,075,411	$466,414

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products including raw meat products. At March 31, 2014, we had a net operating loss carry-forward for Chinese income tax purposes aggregating approximately $2 million which will expirie through the year 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2014 our working capital was ($9,897,839) as compared to ($9,415,246) at December 31, 2013, reflecting an increase of $3.4 million in short-term loans, partly offset by an increase of $1.2 million in other receivables and an increase of $1.7 million in other current assets at March 31, 2014. These funds are located in financial institutions in the following locations:

	March 31, 2014		December 31, 2013
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	1,342,561	100%	667,024	100%
	$1,342,561	100%	$667,024	100%

The components of cash flows are discussed below:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(1,922,554)	$(2,421,914)
Net cash used in investing activities	(761,187)	(273,182)
Net cash provided by financing activities	3,369,989	4,051,135
Exchange rate effect on cash	(10,711)	4,473
Net cash inflow	$675,537	$1,360,512

Cash Used in Operating Activities

We have financed our operations over the first quarter of 2014 and 2013 primarily through cash from borrowings under our lines of credit with various lending banks in the PRC.

Net cash used in operating activities in the three months ended March 31, 2014 totaled $1,922,554. Cash flow pertaining to operating activities included depreciation and amortization of $258,235, bad debt expense of $51,513, a decrease from accounts receivable of $499,192, a decrease from inventory of $160,080 and collections from other receivables of $381,553. These favorable factors were offset by an increase over our other current assets of $1,702,714 and a loan of $1,622,876 to Laigeng City Construction and Investment Co., Ltd. which was a Laifeng County owned company engaging in designing, planning, and managing the future city development in Laifeng County. This loan was due on demand without collateral and non-interest bearing.

Net cash used in operating activities in the three months ended March 31, 2013 totaled $2,421,914. Cash flow pertaining to operating activities included depreciation and amortization of $202,562, bad debt expense of $23,203, and a decrease of $362,438 from accounts receivable. These favorable factors were offset by the Company’s net loss for the first three months of 2013 of ($152,741), an increase of $1,872,717 from other receivables, and an increase of $970,065 from our other current assets.

Cash Used in Investing Activities

Net cash used in investing activities was $0.8 million in the three months ended March 31, 2014. The investments primarily consisted of our investment in the hotel construction in Laifeng County of $0.7 million and a prepayment for a real estate property purchase of 0.1 million which will be used as our new sale office in Wuhan City.

Net cash used in investing activities was $0.3 million in the three months ended March 31, 2013. During the three months ended March 31, 2013, a total of $0.2 million was invested in the purchase of fixed assets.

Cash Provided by Financing Activities

Net cash provided by financing activities was $3.4 million in the three months ended March 31, 2014. During the period, cash provided by financing activities consisted of the proceeds from our renewal short-term loans of $5.7 million, offset by repayments of our short-term loans of $2.1 million.

Net cash provided by financing activities was $4.1 million in the three months ended March 31, 2013. During the three months ended March 31, 2013, cash provided by financing activities consisted of the net proceeds from short-term loans of $2.5 million and a loan from related party of $2.8 million, offset by a repayment of short-term loan of $1.2 million.

Requirement for Additional Funding

We anticipate that our current cash reserves plus cash from our operating activities will not be sufficient to meet our ongoing obligations and fund our operations for the next twelve months.

Specifically, as of March 31, 2014, we had approximately cash reserve of $3.8 million, including $1.3 million cash held by us and $2.4 million cash held by our cashier, accountants and Mr. Wenping Luo, our President, Chief Executive Officer, and a director on behalf of us which was presented as other current assets in our financial statements. We have $18.9 million of bank loans due in the next 12 months and our cash flow from operating activities was $1.9 million outflow for the first quarter of 2014. Additionally, we have a negative working capital of $9.9 million as of March 31, 2014.

We anticipated that, our cash reserve of $3.8 million at March 31, 2014 will be insufficient to satisfy our short-term loans of $18.9 million due in the next 12 months and, we will need to obtain $15.1 million of additional funding to meet our ongoing obligations and fund our operations during that twelve months period, if we cannot renew the bank loans as they become due.

As a result, we will need to seek additional funding in the near future. We plan to negotiate with our lenders to extend or renew our loans and are planning to seek additional financing from local banks in the PRC. We may also seek to obtain short-term loans from our management or principal shareholders. We will also seek to improve our cash flows from operations by implementing cost control measures, collection of loan receivables, and reducing our inventory purchases.

Additional funding may not be available, or at acceptable terms, to us at this time. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.

Contractual Obligation

The following table summarizes our contractual obligations at March 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations *
Bank loans	$18,857,820	$18,857,820	$-	$-	$-
Others	-	-	-	-	-
	$18,857,820	$18,857,820	$-	$-	$-

*: Bank loans consisted of short-term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.

The material terms of the short-term loan agreements were summarized as follow:

March 31, 2014
Loan payable to Bank of China, annual interest rate of 6%, due by November 20, 2014 with buildings and land use rights provided by the shareholders as collateral.	$4,544,053
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 24, 2014 with buildings provided by major shareholder as collateral and guaranteed by the same shareholder.	1,622,876
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by November 21, 2014, with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral and guaranteed by the major shareholders.	1,622,876
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2014 with buildings and land use rights provided by 2 individuals, Benshuang Yao and Youxiang Zhou as collateral.	2,434,314
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by March 18, 2014 but had been extended to March 18, 2015.	194,745
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by April 21, 2014 but had been extended to April 21, 2014.	568,007
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by May 14, 2014 but had been extended to May 14, 2015.	568,007
Loan payable to Laifeng County Finance Bureau without interest burden, due by November 10, 2014.	1,622,876
Loan payable to Laifeng County Finance Bureau without interest burden, due by November 1, 2014.	4,057,190

$18,857,820

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

Interim Financial Statements

These unaudited financial statements as of and for the three months ended March 31, 2014 and 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with our financial statements and notes thereto for the years ended December 31, 2013 and 2012 included in our Form 10-K filed with the United States Securities and Exchange Commission on March 14, 2014. We assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

Going Concern

We incurred accumulated deficit of $2.2 million as of March 31, 2014. In addition, we had outstanding loans of $18.9 million that are due in the next 12 months and our cash reserves were accounting for $3.8 million at the same date. We also had a negative working capital of $9.9 million as of March 31, 2014. We may not be able to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether we may continue as a going concern. We are planning to negotiate with our lenders to extend or renew our loans and are planning to seek additional financing from local banks in the PRC. We will also seek to improve our cash flows from operations by implementing cost control measures, collection of loan receivables, and reducing our inventory purchases.

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

Evaluation of our Disclosure Controls

Our management, including Wenping Luo, our Chief Executive Officer, and Maochun Kang, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2014, the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on the evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded, due to the material weaknesses discussed below, our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed or submitted under the Exchange Act was: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as a result of a material weaknesses in our internal control over financial reporting related to our lack of an independent audit committee and the failure to disclose warrants issued in connection with an equity financing in a timely manner.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, the Company determined that there were control deficiencies that constituted the following material weaknesses.

☐	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

☐	The Company’s internal accounting staff does not have the U.S. GAAP expertise.

☐	There lacks segregation of duties within the Company’s accounting functions.

In light of this above material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the quarter ended March 31, 2014 are fairly stated, in all material respects, in accordance with GAAP.

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

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Document
10.1	Loan Agreement dated March 4, 2014 among Laifeng Anpulo (Group) Food Development Co., Ltd., Laifeng County City Construction Investment Co., Ltd., and Laifeng County Finance Bureau
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 + In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ANPULO FOOD, INC.

Dated: May 20, 2014	By:	/s/ Wenping Luo
Wenping Luo
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2014	By:	/s/ Maochun Kang
Maochun Kang
Chief Financial Officer (Principal Financial and Accounting Officer)