Form 10-Q
period 2014-09-30
Anpulo Food, Inc.
filed 2014-11-07
CIK 1500366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: the registrant had 123,000,000 ordinary shares, par value $0.001 per share, issued and outstanding at November 7, 2014.

ANPULO FOOD, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

Anpulo Food Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,374,562	$667,024
Investment - held for trading	24,143	32,914
Accounts receivable, net	2,599,166	2,926,323
Inventories	1,149,023	1,226,176
Advances to suppliers	268,137	255,879
Advance for real estate purchase	81,256	-
Prepaid expenses	56,058	57,989
Due from related party	2,072,507	152,371
Other receivables, net	125,932	499,303
Restricted assets	1,365,099	130,924
Other current assets	329,863	729,355
Total Current Assets	9,445,746	6,678,258

Long-term prepaid expenses, net	361,176	377,950
Plant and equipment, net of accumulated depreciation	7,304,249	7,792,943
Construction in progress	28,440	2,142,989
Intangible assets, net	3,447,416	3,532,230

Total Assets	$20,587,027	$20,524,370

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$16,316,183	$15,416,339
Accounts payable and accrued payables	470,599	415,504
Advances from customers	55,705	59,784
Other payables	220,458	201,877
Total Current Liabilities	17,062,945	16,093,504

Stockholders' Equity:
Preferred stock ($0.001 par value, 500,000,000 shares authorized, 90,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	90,000	90,000
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 123,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	123,000	123,000
Additional paid in capital	5,413,172	5,413,172
Accumulated deficit	(2,943,909)	(2,067,646)
Accumulated other comprehensive income	841,819	872,340
Total Stockholders' Equity	3,524,082	4,430,866
Total Liabilities and Stockholders' Equity	$20,587,027	$20,524,370

See accompanying notes to consolidated financial statements

Anpulo Food Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$3,843,416	$4,783,869	$11,739,488	$13,555,883
Cost of goods sold	3,275,638	3,851,884	9,508,271	10,914,137
Gross profit	567,778	931,985	2,231,217	2,641,746

Operating expenses:
General and administrative expenses	203,185	157,426	1,226,368	1,160,243
Selling expenses	564,184	625,970	1,783,505	1,675,722
Total operating expenses	767,369	783,396	3,009,873	2,835,965

Income (loss) from operations	(199,591)	148,589	(778,656)	(194,219)

Other income (expense):
Interest expense	(248,310)	(209,369)	(697,257)	(627,334)
Subsidy income - Interest expense	42,524	-	566,630	-
Subsidy income	-	498	27,597	118,007
Other income (expense)	(6,046)	(23,345)	5,423	(1,632)
Total other expense	(211,832)	(232,216)	(97,607)	(510,959)

Loss before income taxes	(411,423)	(83,627)	(876,263)	(705,178)

Income taxes	-	-	-	-
Net loss	(411,423)	(83,627)	(876,263)	(705,178)

Other comprehensive income:
Unrealized foreign currency translation adjustment	1,256	29,475	(30,521)	129,845

Comprehensive loss	$(410,167)	$(54,152)	$(906,784)	$(575,333)

Loss per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted	123,000,000	122,900,000	123,000,000	122,900,000

Loss per share - Basic & diluted	$-	$-	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements

Anpulo Food Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(876,263)	$(705,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	630,070	604,422
Amortization of prepaid expenses	1,527	27,136
Bad debt expense, net	32,936	83,203
Written of advances to suppliers	-	19,871
Loss from held for trading investment	8,552	-
Loss from disposal of plant and equipment	3,344	-
Changes in operating assets and liabilities:
Accounts receivable	61,595	(420,484)
Inventories	68,671	10,703
Advances to suppliers	(14,064)	(862,364)
Other receivables	582,908	(174,833)
Other current assets	394,890	(966,157)
Prepaid expenses	-	(26,074)
Restricted assets	(1,236,637)	-
Accounts payable and accrued payables	57,404	(193,057)
Advances from customers	(3,666)	561,634
Other payables	20,016	16,633
Total adjustments	607,546	(1,319,367)
Net cash used in operating activities	(268,717)	(2,024,545)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in held for sale investment	-	(32,370)
Prepayment for real estate purchase	(81,358)	-
Increase in construction in progress	(761,095)	(730,227)
Proceeds from disposal of construction in progress	1,952,585	-
Proceeds from disposal of plant and equipment	586	-
Purchase of plant and equipment	(57,121)	(425,775)
Net cash provided by (used in) investing activities	1,053,597	(1,188,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from related party	(1,110,031)	3,845,447
Due to related party	-	812,269
Repayment of long-term loans	-	(2,414,215)
Repayment of short-term loans	(11,064,647)	(5,536,599)
Proceeds from short-term loans	12,073,482	7,628,919
Net cash provided by (used in) financing activities	(101,196)	4,335,821

EFFECT OF EXCHANGE RATE CHANGES ON CASH	23,854	23,682

NET INCREASE IN CASH	707,538	1,146,586

CASH, BEGINNING OF YEAR	667,024	407,323

CASH, END OF YEAR	$1,374,562	$1,553,909

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$707,546	$666,860
Income tax paid	$-	$-

See accompanying notes to consolidated financial statements

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 1—ORGANIZATION, BUSINESS AND OPERATIONS

Anpulo Food, Inc. (referred to herein as “Anpulo” or the “Company”) is a holding company incorporated under the laws of the State of Nevada on July 30, 2010. The Company’s business operations consist of processing and distributing pork products. The Company also engages in the research and development, manufacturing and distribution of chilled pork, frozen pork and prepared meats. The Company distributes its products to the clients mainly in Hubei and Hunan Provinces in the People’s Republic of China, (the “PRC” or “China”).

The consolidated financial statements include the financial statements of Anpulo; its wholly-owned subsidiary, Anpulo International Limited, a Hong Kong limited liability company (“Anpulo HK”); Anpulo HK’s wholly-owned subsidiary, Guangxiang Investment Consulting Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“Anpulo WFOE”); Anpulo WFOE’s variable interest entity, Laifeng Anpulo (Group) Food Development Co., Ltd., a Chinese limited liability company (“Anpulo Laifeng” or the “VIE”), where Anpulo WFOE is deemed the primary beneficiary. All of Anpulo’s operations are conducted by Anpulo Laifeng whose results of operations are consolidated into those of Anpulo. Anpulo HK and Anpulo WFOE are sometimes referred to as the “subsidiaries”. Anpulo, its consolidated subsidiaries and Anpulo Laifeng are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

On June 25, 2012, the Company redomiciled from the State of Nevada to British Virgin Islands. The Company is engaged in processing, distributing and marketing fresh pork and cured pork products in China. The Company does not raise hogs, but instead purchase live hogs from farms or individual pig farmers in Laifeng County and its neighboring area in China for slaughtering, processing and curing. Its wholly owned subsidiary, Anpulo HK, was incorporated in Hong Kong in May 2012 as a limited liability company. Other than its equity interest in Anpulo HK, Anpulo does not own any assets or conduct any operations.

In June 2013, Anpulo HK established a wholly owned subsidiary, Guangxiang Investment Consulting Co., Ltd. (“Anpulo WFOE”), in Shanghai, China. Other than the equity interest in Anpulo WFOE, Anpulo HK does not own any assets or conduct any operations.

Anpulo WFOE conducts its business through Anpulo Laifeng, which is consolidated as a variable interest entity, as discussed below.

Anpulo Laifeng was registered as a privately owned company on March 3, 2005 in the People’s Republic of China (the “PRC”). Chinese laws and regulations currently do not prohibit or restrict foreign ownership in hog breeding businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On December 1, 2009, to protect the Company’s stockholders from possible future foreign ownership restrictions, Anpulo Laifeng and all of the stockholders of Anpulo Laifeng (“Principal Stockholders”) entered into an Entrusted Management Agreement (the “EMA”) with Anpulo WFOE, which provides that Anpulo WFOE will be fully and exclusively responsible for the management of Anpulo Laifeng. Anpulo WFOE is also entitled to receive the residual return of Anpulo Laifeng. As a result of the agreement, Anpulo WFOE will absorb 100% of the expected losses and gains of Anpulo Laifeng, which results in Anpulo WFOE being the primary beneficiary of Anpulo Laifeng.

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

On November 18, 2012, the Company entered into a cooperation agreement with the government of Laifeng County to build and operate a high end hotel. According to such agreement, we shall invest no less than RMB 30 million or approximate $4,760,000 in building a hotel in Laifeng County and, after the hotel is built we are entitled to operate the hotel and profit from the hotel operation for 20 years from October 1, 2012 to September 30, 2032. After September 30, 2032, the title of the hotel shall be transferred to the Laifeng County and the Laifeng County shall not be liable for any debts associated with the hotel. As of April 20, 2014 (disposal date) and December 31, 2013, the Company had invested $2,761,893 (or RMB 17 million) and $2,142,989 in the hotel construction and may need additional $2.95 million capital to complete this construction. On April 20, 2014, the Company assigned and transferred all of our rights and obligations under the cooperation agreement to Laifeng Fengming Manor Hotel Management Co., Ltd. (“Fengming”) for approximately $2.7 million or RMB 17 million. No gain or loss was recognized from this transaction. Fengming is owned by Mr. Junyi Luo, Mr. Wenping Luo’s son. Mr. Wenping Luo does neither have any direct or indirect investment in Fengming nor hold any management position in Fengming. The Company had collected RMB 12 million or $1,952,585 from Fengming on May 2014. The remaining balance of RMB 5 million or $845,841 is scheduled to be collected before April 30, 2015. Until the date of this report, the remaining balance of RMB 5 million or $845,841 was still outstanding.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

As reflected in the accompanying financial statements, the Company has accumulated deficit of $2,943,909, a working capital deficit and cash outflow from operating activities of $7,617,199 and $268,717 at September 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Interim Financial Statements

These unaudited financial statements as of and for the nine months ended September 30, 2014 and 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended December 31, 2013 and 2012 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on March 14, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. As of September 30, 2014 and December 31, 2013, balances in banks in the PRC of $1,374,562 and $667,024, respectively, are uninsured.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine months ended September 30, 2014 and 2013. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The following tables present information about investment held for trading measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014	Gain (Loss)
Investment in gold held for trading	$24,143	$-	$-	$24,143	$(8,552)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013	Gain (Loss)
Investment in gold held for trading	$32,914	$-	$-	$32,914	$-

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventories, advances to suppliers, prepaid expenses, short-term loans, accounts payable, accrued expenses, advances from customers, taxes payable approximate their fair market value based on the short-term maturity of these instruments.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Gold – Held for Trading

Marketable investment instruments are generally designated as investment held for trading. Investments held for trading are measured at fair value, whereby gains and losses resulting from changes in fair value are recognized to profit or loss. The Company holds investments in gold for trading purposes. As of September 30, 2014 and December 31, 2013, the Company holds investment for trading of $24,143 and $32,914, respectively. The loss resulting from changes in fair value are recognized to profit or loss during the nine months ended September 30, 2014 and 2013 was $8,552 and $0, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2014 and December 31, 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $303,150 and $58,367, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company did not record inventory reserve at September 30, 2014 and December 31, 2013.

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $268,137 and $255,879 as of September 30, 2014 and December 31, 2013, respectively.

Other Current Assets

Other current assets represent the cash held in personal bank accounts. Most of the Company’s business activities are with peasant farmers and of necessity such transactions are carried out in cash. Corporate bank accounts in the PRC generally have cumbersome procedures for cash deposits and withdrawals. However, such cumbersome procedures are not applicable to personal bank accounts. For this reason, many companies that deal with a significant volume of cash activities often arrange to have a personal bank account established in the name of a trusted employee to facilitate such transactions. The Company’s rights to its funds held in such account are documented through a formal agreement with the individual nominally listed as the account owner. Since 2005, the Company kept a certain amount of cash in personal bank accounts established in the names of its cashiers, accountants, and Chief Executive Officer for the purpose of cash maintenance and management. The Company’s cashier, accountants, and Chief Executive Officer were maintaining and managing cash of $329,863 and $729,355 on behalf of the Company as of September 30, 2014 and December 31, 2013.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the nine months ended September 30, 2014 and 2013.

Advances from Customers

Advances from customers at September 30, 2014 and December 31, 2013 amounted to $55,705 and $59,784, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

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

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2014 and December 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Shipping and Handling Costs

Shipping costs are included in selling expenses and totaled $188,724 and $187,331 for the nine months ended September 30, 2014 and 2013, respectively.

Employee Benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs. Employee benefit costs totaled $204,800 and $75,589 for the nine months ended September 30, 2014 and 2013, respectively.

Advertising Costs

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statements of income and comprehensive income and totaled $144,881 and $94,557 for the nine months ended September 30, 2014 and 2013, respectively.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2014 and 2013 was $23,854 and $23,682, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2014 and December 31, 2013 were translated at 6.1534 RMB to $1.00 and 6.1104 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2014 and 2013 were 6.1457 RMB and 6.2132 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

At September 30, 2014 and December 31, 2013, the Company’s cash balances by geographic area were as follows:

	September 30, 2014		December 31, 2013
Country:
United States	$-	-	$-	-
China	1,374,562	100%	667,024	100%
Total cash and cash equivalents	$1,374,562	100%	$667,024	100%

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Due from Related Party

The amount due from related party was $2,072,507 and $152,371 as of September 30, 2014 and December 31, 2013, respectively. The detail of due from related party is as follow:

(a)	Since 2013, the Company made sales of pork products to each of Laifeng Anpulo Yunxing Transportation Co., Ltd., Laifeng Fangchi Hotel and Laifeng Fangchi Paotang Restaurant. The major shareholder of the foregoing three companies, in each case, is Mr. Wenping Luo, the principal stockholder and President and Chief Executive Officer and a director of the Company. As of September 30, 2014 and December 31, 2013, the Company had receivables from these three companies as set forth below:

	September 30, 2014	December 31, 2013
Laifeng Anpulo Yunxing Transportation Co., Ltd.	$11,421	$3,014
Laifeng Fangchi Hotel	160,554	99,724
Laifeng Fangchi Paotang Restaurant	-	49,633
	$171,975	$152,371

(b)	As of September 30, 2014 and December 31, 2013, the Company had a prepaid travel advance of $3,514 and $0 to Ms. Jinfeng Hu who is Mr. Wenping Luo’s wife.

(c)	On November 18, 2012, the Company entered into a cooperation agreement with the government of Laifeng County to build and operate a high end hotel. As of April 20, 2014 (disposal date) and December 31, 2013, the Company had invested $2,761,893 (or RMB 17 million) and $2,142,989 in the hotel construction and may need additional $2.95 million capital to complete this construction. On April 20, 2014, the Company assigned and transferred all of its rights and obligations under the cooperation agreement to Laifeng Fengming Manor Hotel Management Co., Ltd. (“Fengming”) for approximately $2.7 million or RMB 17 million. No gain or loss was recognized from this transaction. Fengming is owned by Mr. Junyi Luo, Mr. Wenping Luo’s son. Mr. Wenping Luo does neither have any direct or indirect investment in Fengming nor hold any management position in Fengming. The Company had collected RMB 12 million or $1,954,493 from Fengming on May 2014. The remaining balance of RMB 5 million or $845,841 is scheduled to be collected before April 30, 2015.

(d)	At September 30, 2014, we advanced $297,491 to Laifeng Anpulo Yunxing Transportation Co., Ltd. for working capital purpose. The loan bore no interest and collateral. The loan was scheduled to be returned before December 31, 2014.

(e)	At September 30, 2014, we advanced $753,686 to Mr. Wenping Luo, the principal stockholder and President and Chief Executive Officer and a director of the Company. The loan bore no interest and collateral. The loan was due on demand. At October 28, 2014, the Company had collected $417,655 or RMB 2.57 million from Mr. Wenping Luo.

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2014 and 2013 included net income (loss) and unrealized gains from foreign currency translation adjustments.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

NOTE 3 – ACCOUNTS RECEIVABLE

The Company accrues an allowance for bad debts related to our receivables. The receivable and allowance balances at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Accounts receivable	$2,902,316	$2,984,690
Less: Allowance for doubtful accounts	(303,150)	(58,367)
	$2,599,166	$2,926,323

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $245,499 and $83,203 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 4 – INVENTORIES

At September 30, 2014 and December 31, 2013, inventories consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials	$89,531	$91,512
Work in process	148,155	167,337
Finished goods	911,337	967,327
	1,149,023	1,226,176
Less: Reserve for obsolete inventory	-	-
	$1,149,023	$1,226,176

For the nine months ended September 30, 2014 and 2013, the Company did not make any reserve for obsolete inventory.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 5 – OTHER RECEIVABLES

At September 30, 2014 and December 31, 2013, the Company reported other receivables of $125,932 and $499,303, respectively, including an allowance for doubtful receivables of $16,424 and $230,330.

The balances of other receivables as of September 30, 2014 and December 31, 2013 included the following:

	September 30, 2014	December 31, 2013
Deposits to supermarkets	$97,393	$117,661
Loan receivables	-	589,159
Travel advances to employees	33,678	21,785
Others	11,285	1,028
	142,356	729,633
Less: Allowance for doubtful accounts	(16,424)	(230,330)
	$125,932	$499,303

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized a recovery gain from the allowance for doubtful accounts in the amount of $212,563 for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, the Company reported a bad debt expense of $9,216 at the allowance of doubtful other receivable accounts.

As of December 31, 2013, the Company had a loan receivable of $589,159 to one of the Company’s suppliers, Mr. Benshuang Yao, without collateral and interest burden and due on July 31 and March 31, 2014, respectively. The outstanding loan of $589,159 to Mr. Benshuang Yao at December 31, 2013 was collected in the first quarter of 2014.

NOTE 6 – RESTRICTED ASSETS

At September 30, 2014 and December 31, 2013, the Company reported restricted assets of $1,365,099 and $130,924, respectively. The restricted assets included a cash collateral of $1,300,094 to Industrial and Commercial Bank of China for a short-term loan of $1,170,085 from the same bank and a security deposit of $65,005 to Hubei Xiangyue Professional Guarantee Service Co., Ltd. for providing guarantee at the short-term loans of $1,625,118 from Agricultural Development Bank of China.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 7 – LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for a sale office located in Wuhan City. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 20 years and expires on November 30, 2033.

Long-term prepaid expenses at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Long-term prepaid rental expenses	$376,879	$379,531
Less: Accumulated amortization	(15,703)	(1,581)
	$361,176	$377,950

Amortization expense for the nine months ended September 30, 2014 and 2013 was $14,151 and $0, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $18,868 per annum.

NOTE 8 – PLANT AND EQUIPMENT

Plant and equipment at September 30, 2014 and December 31, 2013 consisted of:

	Useful Life	September 30, 2014	December 31, 2013
Buildings	20 years	$7,264,185	$7,574,580
Operating equipment	4 to 10 years	3,706,633	3,401,535
Office equipment	5 years	127,245	102,897
Vehicles	5 to 8 years	426,812	405,333
		11,524,875	11,484,345
Less: Accumulated depreciation		(4,220,626)	(3,691,402)
		$7,304,249	$7,792,943

For the nine months ended September 30, 2014 and 2013, depreciation expense amounted to $555,714 and $544,067, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 9 – CONSTRUCTION IN PROGRESS

On September 30, 2014 and December 31, 2013, the construction in progress was $28,440 and $2,142,989, respectively. Construction in progress consisted of amounts expended for the construction of new hotel project which was cooperated with the government of Laifeng County. This project was a “Build-Operate-Transfer” or BOT hotel project. According to the BOT agreement, the Company would invest in building a hotel in Laifeng County and own the operating right for 20 years from October 1, 2012 to September 30, 2032. After September 30, 2032, the title of the hotel would be transferred to the government of Laifeng County.

On April 20, 2014, the Company assigned and transferred all of its rights and obligations under the cooperation agreement with Laifeng County to Laifeng Fengming Manor Hotel Management Co., Ltd. (“Fengming”) for approximately $2.7 million or RMB 17 million. Fengming is owned by Mr. Junyi Luo, Mr. Wenping Luo’s son. Mr. Wenping Luo does neither have any direct or indirect investment in Fengming nor hold any management position in Fengming. The Company had collected RMB 12 million or $1,952,585 from Fengming on May 2014. The remaining balance of RMB 5 million or $845,841 is scheduled to be collected before April 30, 2015.

NOTE 10 – INTANGIBLE ASSETS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use right has a term of 50 years and expires on March 15, 2057. The Company amortizes the land use rights over the term of the respective land use right. For the nine months ended September 30, 2014 and 2013, amortization of land use rights amounted to $60,205 and $60,355, respectively. At September 30, 2014 and December 31, 2013, intangible assets consisted of the following:

	Useful Life	September 30, 2014	December 31, 2013
Land use rights	50 years	$4,062,795	$4,091,385
Others	1 year	6,205	6,248
		4,069,000	4,097,633
Less: accumulated depreciation		(621,584)	(565,403)
		$3,447,416	$3,532,230

The estimated amortization expense of intangible assets over each of the next five years and thereafter will be $80,273.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 11 – SHORT-TERM LOANS

Short-term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. At September 30, 2014 and December 31, 2013, short-term bank loans consisted of the following:

	September 30, 2014	December 31, 2013
Loan payable to Bank of China, annual interest rate of 6%, due by November 20, 2014 with buildings and land use rights provided by the shareholders as collateral.	$4,550,330	$4,582,351
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 29, 2014, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd.	-	818,277
Loan payable to Hubei Bank, annual interest rate of 6%, due by March 30, 2014, guaranteed by Hubei Xiangyue Professional Guarantee Service Co., Ltd., a major shareholder, and 2 individuals, Fuming Fan and Yulan Tian	-	1,309,243
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 24, 2014 with buildings provided by major shareholder as collateral and guaranteed by the same shareholder.	-	1,636,554
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by November 21, 2014, with buildings and land use rights provided by Laifeng Anpulo Yunxing Transportation Co., Ltd. as collateral and guaranteed by the major shareholders. This loan had been early repaid by September 28, 2014.	-	1,636,554
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 7, 2015, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd.	1,625,118	-
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 28, 2015, with the Company’s property and equipment as collateral.	3,087,724	-
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2014 with buildings and land use rights provided by 2 individuals, Benshuang Yao and Youxiang Zhou as collateral.	-	2,454,831
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2015 with buildings and land use rights provided by 2 individuals, Benshuang Yao and Youxiang Zhou as collateral.	2,112,653	-
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2015 with RMB 8 million as collateral which had been reported as restricted cash.	1,170,085	-
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by March 18, 2014 but had been extended to March 18, 2015.	195,014	196,386
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by April 21, 2014 but had been extended to April 21, 2015	568,791	572,794
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by May 14, 2014 but had been extended to May 14, 2015.	568,791	572,794
Loan payable to Laifeng County Finance Bureau without interest burden, due by November 10, 2014 which had been early repaid in February 2014.	-	1,636,555
Loan payable to Laifeng County Finance Bureau without interest burden, due by November 1, 2014.	2,437,677	-
	$16,316,183	$15,416,339

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 12 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of preferred stock, $0.001 par value, and as of September 30, 2014 and December 31, 2013, it had 90,000,000 shares issued and outstanding, respectively.

The Company is authorized to issue 1,000,000,000 shares of common stock, $0.001 par value, and as of September 30, 2014 and December 31, 2013, it had 123,000,000 shares issued and outstanding, respectively.

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

Since the Company did not realize net income from its operations in the past years, the Company did not allocate any statutory reserve contributions. The reserves amounted to $0 as of September 30, 2014 and December 31, 2013.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 14 – CERTAIN RISKS AND CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2014 and 2013.

	For the Nine Months Ended September 30,
Customers	2014	2013
A	27%	27%
B	11%	-
	38%	27%

Suppliers

No supplier accounted for 10% or more of the Company’s purchases during the nine months ended September 30, 2014 and 2013.

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

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 15 – SUBSIDY INCOME

The Company will not recognize the subsidy income until it receives the subsidies. During the nine months ended September 30, 2014, the Company received subsidies from the local government of $594,227 in total which included $566,630 for the bank interest expenses and $27,597 for subsidies to companies operating in poverty and minority area. The Company cannot guarantee it will keep receiving subsidies from the government in the future.

The subsidies for the bank interest expenses which the Company received in the nine months ended September 30, 2014 and related bank loans for its relevant outstanding period over the year ended December 31, 2013 were as follow:

	During the Year Ended December 31, 2013
	Outstanding Loans	Granted Interest Subsidy
Loan payable to Bank of China, annual interest rate of 6%, due by November 5, 2014 which had been repaid in 2013.	$4,582,351	$171,118
Loan payable to Bank of China, annual interest rate of 6%, due by November 20, 2014 with buildings and land use rights provided by the shareholders as collateral.	4,582,351	167,772
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by August 24, 2014 which had been repaid in 2013.	1,374,705	29,533
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by October 1, 2014 which had been repaid in 2013.	1,080,126	3,417
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2014 with buildings and land use rights provided by 2 individuals, Benshuang Yao and Youxiang Zhou as collateral.	2,454,831	6,849
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by December 20, 2013.	818,277	88,599
Loan payable to Agricultural Development Bank of China, annual interest rate of 6.56%, due by January 10, 2013.	818,277	16,272
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 19, 2013.	1,309,243	12,204
Loan payables to Agricultural Development Bank of China, annual interest rate of 6% to 6.5%, due in various dates from September 19, 2013 to January 29, 2014.	4,875,353	35,147
Loan payable to Hubei Bank, annual interest rate of 6%, due by March 30, 2014, guaranteed by Hubei Xiangyue Professional Guarantee Service Co., Ltd., a major shareholder, and 2 individuals, Fuming Fan and Yulan Tian	1,309,243	35,719

	$23,204,757	$566,630

During the nine months ended September 30, 2013, the Company received subsidies from the local government of $118,007 in total which were for subsidies to slaughtering companies and companies operating in poverty and minority area.

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of September 30, 2014 and December 31, 2013.

Lease obligations

The Company leases office space that has a remaining term of 4 years and expired November 30, 2018 which had been canceled in 2014. Instead, the Company entered into a new leasing agreement with a rental of $3,250 and will be expired on November 30, 2014. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the nine months ended September 30, 2014 and 2013 was $30,070 and $25,848, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at September 30, 2014 under all non-cancelable leases for years ending December 31:

Operating Leases
2014	$36,570
2015	$-
2016	$-
2017	$-
2018	$-
Thereafter	$-

ANPULO FOOD, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

NOTE 17 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated deficit of $2,943,909, a working capital deficit and cash outflow from operating activities of $7,617,199 and $268,717 at September 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

Unless otherwise stated, with the exception of equity at September 30, 2014, we translated balance sheet amounts at September 30, 2014 at RMB 6.1534 to $1.00 as compared to RMB 6.1104 to $1.00 at December 31, 2013. The equity accounts at September 30, 2014 were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2014 and 2013 were RMB 6.1457 and RMB 6.2132, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

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

Our products are sold under the “Anpulo” and “Linghaotuzhu” brand names. Our customers are mainly located in Hubei and Hunan Province, including the seven major supermarket operators. During the nine months ended September 30, 2014, we are selling our chilled pork, frozen pork, and smoked pork through 39 specialty retail stores, 17 supermarket chain store systems, 38 food distributors and 35 schools and restaurants.

In 2012, our management decided to explore a business opportunity in real estate development. On November 18, 2012, we entered into a cooperation agreement with the Laifeng County to build and operate a high-end hotel. According to such agreement, we shall invest no less than RMB 30 million or approximate $4,760,000 in building a hotel in Laifeng County and, after the hotel is built we are entitled to operate the hotel and profit from the hotel operation for 20 years from October 1, 2012 to September 30, 2032. After September 30, 2032, the title of the hotel shall be transferred to the Laifeng County and the Laifeng County shall not be liable for any debts associated with the hotel. As of December 31, 2013, we have invested $2,142,989 in the hotel construction and will need additional $3.5 million to complete this construction. On April 20, 2014, we assigned and transferred all of our rights and obligations under the cooperation agreement to Laifeng Fengming Manor Hotel Management Co., Ltd. (“Fengming”) for approximately $2.7 million or RMB 17 million. Fengming is owned by Mr. Junyi Luo, Mr. Wenping Luo’s son. Mr. Wenping Luo neither has any equity interest in Fengming, nor hold any management position in Fengming or control Fengming by any contractual arrangement. We had collected RMB 12 million or $1,954,493 from Fengming in May 2014. The remaining balance of RMB 5 million or $845,841 is scheduled to be collected before April 30, 2015. Until the date of this report, the remaining balance of RMB 5 million or $845,841 was still outstanding.

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

Going Concern

We incurred accumulated deficit of $2.9 million, a working capital deficit of $7.6 million and a cash outflow from operating activities of $0.3 million as of September 30, 2014. In addition, we had outstanding loans as of September 30, 2014 of $16.3 million that are due in the next 12 months and our cash reserve was $3.1 million at the same date. The cash reserve includes our cash and cash equivalents, restricted cash, and other current assets. We anticipate that our current cash reserves plus cash from our operating activities will not be sufficient to meet our ongoing obligations and fund our operations for the next twelve months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Requirements for Additional Funding.” These conditions raise a substantial doubt as to whether we may continue as a going concern.

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

Comparison of the Results of Operations for the Three Months Ended September 30, 2014 and 2013

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended September 30,		Net	Percentage of
	2014	2013	Change	Change
Sales	$3,843,416	$4,783,869	$(940,453)	(19.7%)
Cost of goods sold	3,275,638	3,851,884	(576,246)	(15.0%)
Gross profit	567,778	931,985	(364,207)	(39.1%)
Selling, general and administrative expenses	767,369	783,396	(16,027)	(2.1%)
Income (loss) from operations	(199,591)	148,589	(348,180)	(234.3%)
Interest expense	(248,310)	(209,369)	(38,941)	18.6%
Subsidy income – Interest expense	42,524	-	42,524	n/a
Subsidy income	-	498	(498)	(100%)
Other income	(6,046)	(23,345)	17,299	(74.1%)
Net other expense	(211,832)	(232,216)	20,384	(8.8%)
Loss before income taxes	(411,423)	(83,627)	(327,796)	392.0%
Income taxes	-	-	-
Net loss	$(411,423)	$(83,627)	$(327,796)	392.0%

Revenue. Total revenue decreased from $4.8 million for the third quarter of 2013 to $3.8 million for the same period in 2014, which represented a decrease of $0.9 million, or approximately 19.7%. The decrease in revenues was primarily due to an apparent decline in the demand in China pork market caused by H7N9 avian flu which temporarily diverted consumption demand for pork to chicken or beef.

The following table sets forth our revenues by sales channel for the third quarter of 2014 and 2013.

	Sales by Distribution Channel (US dollars in thousands)
	Three Months Ended September 30,
	2014		2013
	Amount	Percent	Amount	Percent
“Branded” retail stores and supermarket stores	$2,855	74%	$2,086	44%
Food services distributors	755	20%	2,310	48%
Restaurants and non-commercial	233	6%	388	8%
	$3,843	100%	$4,784	100%

During the three months ended September 30, 2014, revenue from sales to “branded” retail stores and supermarket stores was $2.9 million, which represented an increase of $0.8 million, or approximately 37%, as compared to the three months ended September 30, 2013. Our revenues from food service distributors were also declined from $2.3 million to $0.8 million comparing with the third quarter of 2014 and 2013. During the three months ended September 30, 2014, revenue from sales to restaurants and non-commercial customers was $233,000, which included a decrease of $155,000 or 40%, comparing our performance from the three months ended September 30, 2013. As stated above, the increase in revenues from sales to “branded” retail stores and decrease in supermarket stores and the food service distributors were primarily due to an apparent decline in the demand in China pork market caused by H7N9 avian flu which temporarily diverted consumption demand for pork to chicken or beef.

Cost of sales. Cost of sales decreased from $3.9 million for the three months ended September 30, 2013 to $3.3 million for the three months ended September 30, 2014, which represented a decrease of $0.6 million, or approximately 15.0%. The decrease in cost of sales was in line with the decrease in our revenue for the same period.

Gross Profit. The gross profit margin decreased from 19% for the three months ended September 30, 2013 to 15% for the same period in 2014. The decrease in gross profit margin was primarily attributable to an increase in the cost of raw materials during the three months ended September 30, 2014.

Expenses. Selling, general and administrative expenses slightly decreased by $16,027 in the third quarter of 2014 as compared to the same period in 2013. The decrease was primarily a result of a decrease in the payment of $70,000 to the supermarket operators for promotion activities which had been partly offset by the bad debt expense accrued over accounts receivable and other receivables had been reduced for $50,000 in total.

Interest income (expense). We had interest expense of $248,310 during the third quarter of 2014, which demonstrated 18.6% change, comparing with the interest expense of $209,369 in the same period of 2013. However, we received $42,524 subsidy income from the local government for our interest expenditures during the third quarter of 2014, comparing $0 for the same quarter of 2013.

The details of the gross interest expense and subsidies received from the local government are as follow:

	For the Three Months Ended September 30,
	2014	2013
Interest expense	$(251,051)	$(243,283)
Deduct:
Interest income	2,741	33,914
Subsidy received from the local government	42,524	-
Net balance	$(205,786)	$(209,369)

We have benefitted from government grants and subsidies. In particular, we received (a) one-time subsidy for interest expense of $42,524 and $0 during the three months ended September 30, 2014 and 2013, and (b) subsidies of $0 and $498 for supporting agricultural development in minority areas in the third quarter of 2014 and 2013, respectively. The one-time subsidies for interest expenses were granted based on the amount of the Company’s outstanding bank loans and the number of days that the bank loans were outstanding. The one-time subsidies for interest expense were recognized as income upon received. No subsidies for bank interest expenses were deferred. The subsidies were recorded as “subsidy income” in our financial statements. The subsidies are generally determined based on the local government’s financial status, policy, and various political factors. There is no guarantee that we will continue to receive such subsidies in comparable amounts or at all in the future.

The subsidy for the bank interest expenses which the Company received in the three months ended September 30, 2014 and related bank loans for its relevant outstanding period during the year ended December 31, as follow:

	During the Year Ended December 31, 2013
	Outstanding Loans	Granted Interest Subsidy
Loan payables to Agricultural Development Bank of China, annual interest rates were from 6% to 6.5%, due in various dates from September 19, 2013 to January 29, 2014.	$4,875,353	$35,147
Loan payable to Hubei Bank, annual interest rate of 6%, due by March 30, 2014, guaranteed by Hubei Xiangyue Professional Guarantee Service Co., Ltd., a major shareholder, and 2 individuals, Fuming Fan and Yulan Tian	1,309,243	7,377
	$6,184,596	$42,524

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products including raw meat products. At September 30, 2014, we had a net operating loss carry-forward for Chinese income tax purposes aggregating approximately $2 million which will expire through the year 2018.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2014 and 2013

All amounts, other than percentages, are in U.S. dollars

	For Nine Months Ended September 30,		Net	Percentage of
	2014	2013	Change	Change
Sales	$11,739,488	$13,555,883	$(1,816,395)	(13.4%)
Cost of goods sold	9,508,271	10,914,137	(1,405,866)	(12.9%)
Gross profit	2,231,217	2,641,746	(410,529)	(15.5%)
Selling, general and administrative expenses	3,009,873	2,835,965	173,908	6.1%
Loss from operations	(778,656)	(194,219)	(584,437)	300.9%
Interest expense	(697,257)	(627,334)	(69,923)	11.2%
Subsidy income – Interest expense	566,630	-	566,630	n/a
Subsidy income	27,597	118,007	(90,410)	(76.6%)
Other income	5,423	(1,632)	7,055	(432.3%)
Net other income (expense)	(97,607)	(510,959)	413,352	(80.9%)
Loss before income taxes	(876,263)	(705,178)	(171,085)	24.3%
Income taxes	-	-	-	-
Net loss	$(876,263)	$(705,178)	$(171,085)	24.3%

Revenue. Total revenue decreased from $13.6 million for the nine months ended September 30, 2013 to $11.7 million for the same period in 2014, which represented a decrease of $1.8 million, or approximately 13.4%. The decrease in revenues was primarily due to an apparent decline in the demand in China pork market caused by H7N9 avian flu which temporarily diverted consumption demand for pork to chicken or beef.

The following table sets forth our revenues by sales channel for the nine months ended September 30, 2014 and 2013.

	Sales by Distribution Channel (US dollars in thousands)
	Nine Months Ended September 30,
	2014		2013
	Amount	Percent	Amount	Percent
“Branded” retail stores and supermarket stores	$8,250	70%	$8,570	63%
Food services distributors	2,756	23%	3,563	26%
Restaurants and non-commercial	733	7%	1,423	11%
	$11,739	100%	$13,556	100%

During the nine months ended September 30, 2014, revenue from sales to “branded” retail stores and supermarket stores was $8.3 million, which represented a decrease of $0.3 million, or approximately 4%, as compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2014, revenues from sales to food service distributors decreased to $2.8 million, which represented a decrease of $0.8 million, or approximately 23%, as compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2014, revenue from sales to restaurants and non-commercial customers decreased to $733,000, which represented a decrease of $690,000, or approximately 48%, as compared to the nine months ended September 30, 2013. As stated above, we were suffering the sale decline from all of our distribution channels primarily due to an apparent decline in the demand in China pork market caused by H7N9 avian flu which temporarily diverted consumption demand for pork to chicken or beef.

Cost of sales. Cost of sales decreased from $10.9 million for the nine months ended September 30, 2013 to $9.5 million for the nine months ended September 30, 2014, which represented a decrease of $1.4 million, or approximately 12.9%. The decrease in cost of sales was in line with the decrease in our revenue for the same period.

Gross Profit. The gross profit margin maintained flat at 19% for the nine months ended September 30, 2014 and 2013.

Expenses. Selling, general and administrative expenses increased by $173,908 in the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was primarily a result of a decrease in bad debt expense of $50,000 accrued over accounts receivable and other receivables which had been partially offset by an increase of $228,000 in payroll and relevant social security taxes related to our expanded sales team and administrative staffs.

Interest income (expense). We had interest expense of $697,257 during the nine months ended September 30, 2014, which represents an increase of $69,923 or 11.2%, comparing with the interest expense of $627,334 in the same period of 2013. The increase in interest expense was primarily due to higher balance of bank loans in 2014. However, we also received subsidies of $566,630 from local government for our interest expense during the nine months ended September 30, 2014, comparing no such subsidy in the same period of 2013. We do not recognize or accrue the subsidy income until we receive the subsidy.

The details of the gross interest expense and subsidies received from the local government are as follow:

	For the Nine Months Ended September 30,
	2014	2013
Interest expense	$(707,546)	$(666,860)
Deduct:
Interest income	10,289	39,526
Subsidy received from the local government	566,630	-
Net balance	$(130,627)	$(627,334)

We have benefitted from government grants and subsidies. In particular, we received (a) one-time subsidy for interest expense of $566,630 and $0 during the nine months ended September 30, 2014 and 2013, and (b) subsidies of $27,597 and $118,007 for supporting agricultural development in minority areas in the nine months ended September 30, 2014 and 2013, respectively. The one-time subsidies for interest expenses were granted based on the amount of the Company’s outstanding bank loans and the number of days that the bank loans were outstanding. The one-time subsidies for interest expense were recognized as income upon received. No subsidies for bank interest expenses were deferred. The subsidies were recorded as “subsidy income” in our financial statements. The subsidies are generally determined based on the local government’s financial status, policy, and various political factors. There is no guarantee that we will continue to receive such subsidies in comparable amounts or at all in the future.

The subsidies for the bank interest expenses which the Company received in the nine months ended September 30, 2014 and related bank loans for its relevant outstanding period over the year ended December 31, 2013 listed as follow:

	During the Year Ended December 31, 2013
	Outstanding Loans	Granted Interest Subsidy
Loan payable to Bank of China, annual interest rate of 6%, due by November 5, 2014 which had been repaid in 2013.	$4,582,351	$171,118
Loan payable to Bank of China, annual interest rate of 6%, due by November 20, 2014 with buildings and land use rights provided by the shareholders as collateral.	4,582,351	167,772
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by August 24, 2014 which had been repaid in 2013.	1,374,705	29,533
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by October 1, 2014 which had been repaid in 2013.	1,080,126	3,417
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2014 with buildings and land use rights provided by 2 individuals, Benshuang Yao and Youxiang Zhou as collateral.	2,454,831	6,849
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by December 20, 2013.	818,277	88,599
Loan payable to Agricultural Development Bank of China, annual interest rate of 6.56%, due by January 10, 2013.	818,277	16,272
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 19, 2013.	1,309,243	12,204
Loan payables to Agricultural Development Bank of China, annual interest rate of 6% to 6.5%, due in various dates from September 19, 2013 to January 29, 2014.	4,875,353	35,147
Loan payable to Hubei Bank, annual interest rate of 6%, due by March 30, 2014, guaranteed by Hubei Xiangyue Professional Guarantee Service Co., Ltd., a major shareholder, and 2 individuals, Fuming Fan and Yulan Tian	1,309,243	35,719

	$23,204,757	$566,630

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products including raw meat products. At September 30, 2014, we had a net operating loss carry-forward for Chinese income tax purposes aggregating approximately $2 million which will expire through the year 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2014 our working capital was ($7,617,199) as compared to ($9,415,246) at December 31, 2013, reflecting a result of an increase of $1.9 million in amount due from related party and an increase of $1.2 million in restricted assets, offset by an increase of $0.9 million from the short-term loans. These funds are located in financial institutions in the following locations:

	September 30, 2014		December 31, 2013
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	1,374,562	100%	667,024	100%
	$1,374,562	100%	$667,024	100%

The components of cash flows are discussed below:

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(268,717)	$(2,024,545)
Net cash provided by (used in) investing activities	1,053,597	(1,188,372)
Net cash provided by (used in) financing activities	(101,196)	4,335,821
Exchange rate effect on cash	23,854	23,682
Net cash inflow	$707,538	$1,146,586

Cash Used in Operating Activities

We have financed our operations over the nine months ended September 30, 2014 and 2013 primarily through cash from borrowings under our lines of credit with various lending banks in the PRC and sales of the hotel construction project in Laifeng County.

Net cash used in operating activities in the nine months ended September 30, 2014 totaled $268,717. Cash flow pertaining to operating activities included depreciation and amortization of $630,070, bad debt expense of $32,936, a decrease of $394,890 from other current assets and collections from other receivables of $582,908. These favorable factors were offset by an increase over our restricted assets of $1,236,637.

Net cash used in operating activities was $2 million in the nine months ended September 30, 2013. Cash used in operating activities in the nine months ended September 30, 2013 consisted primarily of net loss of $0.7 million due to increased operating expenses of $1.0 million and reduced governmental subsidy of $0.2 million, depreciation and amortization of $0.6 million, and $0.6 million advances received from customers for undelivered goods, which was, partly, offset by decreases from accounts receivable of $0.4 million, a prepayment to suppliers for undelivered goods of $0.9 million which had been delivered in the following month, and an increase of $1.0 million at other current assets which represents cash held by our CEO and employees on behalf of the Company.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $1.1 million in the nine months ended September 30, 2014. The investments primarily consisted of our investment in the hotel construction project in Laifeng County of $0.8 million which had been sold to Fengming for $2.7 million or RMB 17 million on April 20, 2014. We had collected part of the proceeds of $2 million from the resale.

Net cash used in investing activities was $1.2 million in the nine months ended September 30, 2013. The investments included primarily our investment in a facility construction in progress of $0.7 million and purchased equipment of 0.4 million.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $101,196 in the nine months ended September 30, 2014. During the period, cash provided by financing activities consisted of the proceeds from our renewal short-term loans of $12.1 million, offset by repayments of our short-term loans of $11.1 million and an increase of $1.1 million from due from related party.

Net cash provided by financing activities was $4.3 million in the nine months ended September 30, 2013. During the nine months ended September 30, 2013, cash provided by financing activities included the net proceeds from short-term loans of $7.6 million, $3.8 million collection from due from related party and a repayment from our related party of $0.8 million, which were offset by repayments of short-term loans of $5.5 million and long-term loans of $2.4 million.

Requirement for Additional Funding

We anticipate that our current cash reserves plus cash from our operating activities will not be sufficient to meet our ongoing obligations and fund our operations for the next twelve months.

Specifically, as of September 30, 2014, we had approximately cash reserve of $3.1 million, including $1.4 million cash held by us, $1.4 million in restricted assets, and $0.3 million cash held by our cashier, accountants and Mr. Wenping Luo, our President, Chief Executive Officer, and a director on behalf of us which was presented as other current assets in our financial statements. We have $16.3 million of bank loans due in the next 12 months and our cash flow from operating activities was $0.3 million outflow for the nine months ended September 30, 2014. Additionally, we have a negative working capital of $7.5 million as of September 30, 2014.

We anticipated that, our cash reserve of $3.1 million at September 30, 2014 will be insufficient to satisfy our short-term loans of $16.3 million due in the next 12 months and, we will need to obtain $13.2 million of additional funding to meet our ongoing obligations and fund our operations during that twelve months period, if we cannot renew the bank loans as they become due.

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

Contractual Obligation

The following table summarizes our contractual obligations at September 30, 2014 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations *
Bank loans	$16,316,183	$16,316,183	$-	$-	$-
Others	-	-	-	-	-
	$16,316,183	$16,316,183	$-	$-	$-

* Bank loans consisted of short-term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.

The material terms of the short-term loan agreements were summarized as follow:

September 30, 2014
Loan payable to Bank of China, annual interest rate of 6%, due by November 20, 2014 with buildings and land use rights provided by the shareholders as collateral.	$4,550,330
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by January 7, 2015, guaranteed by Enshi Zhou Nongfa Credit Guarantee Co., Ltd.	1,625,118
Loan payable to Agricultural Development Bank of China, annual interest rate of 6%, due by September 28, 2015, with the Company’s property and equipment as collateral.	3,087,724
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2015 with buildings and land use rights provided by 2 individuals, Benshuang Yao and Youxiang Zhou as collateral.	2,112,653
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 6%, due by September 15, 2015 with RMB 8 million as collateral which had been reported as restricted cash.	1,170,085
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by March 18, 2014 but had been extended to March 18, 2015.	195,014
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by April 21, 2014 but had been extended to April 21, 2015	568,791
Loan payable to Laifeng County Small Business Loan Guarantee Company, annual interest rate of 9.72%, due by May 14, 2014 but had been extended to May 14, 2015.	568,791
Loan payable to Laifeng County Finance Bureau without interest burden, due by November 1, 2014.	2,437,677
$16,316,183

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

Interim Financial Statements

These unaudited financial statements as of and for the nine months ended September 30, 2014 and 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with our financial statements and notes thereto for the years ended December 31, 2013 and 2012 included in our Form 10-K filed with the United States Securities and Exchange Commission on March 14, 2014. We assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

Going Concern

We incurred accumulated deficit of $2.9 million as of September 30, 2014. In addition, we had outstanding loans of $16.3 million that are due in the next 12 months and our cash reserves were accounting for $3.1 million at the same date. We also had a negative working capital of $7.6 million as of September 30, 2014. We may not be able to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether we may continue as a going concern. We are planning to negotiate with our lenders to extend or renew our loans and are planning to seek additional financing from local banks in the PRC. We will also seek to improve our cash flows from operations by implementing cost control measures, collection of loan receivables, and reducing our inventory purchases.

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

Accounts Receivable

We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 20% of receivables less than nine months old, 50% of receivables less than a year old. It is management’s belief that the current bad debt allowance adequately reflects an appropriate estimate based on management’s judgment.

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

Evaluation of our Disclosure Controls

Our management, including Wenping Luo, our Chief Executive Officer, and Maochun Kang, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2014, the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, the Company determined that there were control deficiencies that constituted the following material weaknesses.

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

●	The Company’s internal accounting staff does not have the U.S. GAAP expertise.

●	There lacks segregation of duties within the Company’s accounting functions.

In light of this above material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weakness, our consolidated financial statements for the quarter ended September 30, 2014 are fairly stated, in all material respects, in accordance with GAAP.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Document
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ANPULO FOOD, INC.

Dated: November 7, 2014	By:	/s/ Wenping Luo
Wenping Luo
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2014	By:	/s/ Maochun Kang
Maochun Kang
Chief Financial Officer (Principal Financial and Accounting Officer)

